Form 10-Q
period 2011-09-30
Virtual Learning Company, Inc.
filed 2011-11-17
CIK 1518336

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission File No. 333-174674

THE VIRTUAL LEARNING COMPANY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction OfIncorporation Or Organization)	(I.R.S. Employer Identification No.)

60 Knolls Crescent, Suite 9M, Bronx NY 10463

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 768-4181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes      No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No

The number of shares outstanding of the registrant’s common stock, as of September 30, 2011, was 15,350,000.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

•

statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•

statements about expected future sales trends for our products;

•

statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;

•

information about the anticipated release dates of new products;

•

other statements about our plans, objectives, expectations and intentions;

•

and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part II, Item 1A -  Risk Factors of this Report.  You should carefully consider the factors described in Part II, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission

   THE VIRTUAL LEARNING COMPANY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

   ITEM 1. FINANCIAL STATEMENTS

4

    ~~Condensed Consolidated~~  Balance Sheets

4

    ~~Condensed Consolidated~~  Statements of Operations and Comprehensive Income (Loss)

5

    ~~Condensed Consolidated~~  Statements of Cash Flows

6

   Notes to  ~~Condensed Consolidated~~  Financial Statements

7

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

16

    ~~AND~~  RESULTS OF OPERATIONS

27 ~~24~~

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

31 ~~35~~

    ITEM 4. CONTROLS AND PROCEDURES

31 ~~35~~

PART II.  OTHER INFORMATION

32 ~~36~~

   ITEM 1.

LEGAL PROCEEDINGS

32 ~~6~~

   ITEM 1A.

RISK FACTORS

32 ~~6~~

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

32 ~~6~~

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

32 ~~6~~

  ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32 ~~6~~

   ITEM 5.

OTHER INFORMATION

32 ~~7~~

   ITEM 6.

EXHIBITS

33 ~~7~~

   SIGNATURES

34 ~~8~~

THE VIRTUAL LEARNING COMPANY, INC. (A Development Stage Enterprise)
BALANCE SHEETS
ASSETS	September 30, 2011 Unaudited	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$7,196	$ 18,573
PROPERTY AND EQUIPMENT, net	2,530	3,159
OTHER ASSETS
Capitalized curriculum development costs	243,000	274,000
Total assets	$252,726	$ 295,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$13,700
Officer loan payable	12	$ 1,640
Total current liabilities	13,712	$ 1,640

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2011, December 31, 2010, there are no shares outstanding	$-0-	$-0-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2011 and December 31, 2010, there are 15,350,000, 15,350,000 shares outstanding, respectively	15,350	15,350
Additional paid-in capital	1,097,650	1,088,650
Deficit accumulated during the development stage	(873,986)	(809,908)
Net stockholders’ equity	239,014	294,092
Total liabilities and stockholders’ equity	$252,726	$ 295,732

The accompanying notes are an integral part of these financial statements.

,

4
THE VIRTUAL LEARNING COMPANY, INC. (A Development Stage Enterprise)
STATEMENTS OF OPERATIONS Unaudited
For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From inception (January 6, 2009) to September 31, 2011

Revenue	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses:
Selling, general and administrative	15,398	2,391	23,449	7,544	32,361
Common stock issued for consulting fees	-	-	120,000	600,000
Common stock issued for legal fees	40,000	40,000	240,000
Depreciation and amortization	330	265	630	565	1,625
Total operating expenses	55,728	2,656	64,079	128,109	873,986

Loss from operations	(55,728)	(2,656)	(64,079)	(128,109)	(873,986)

Other income/deductions

Net loss	$(55,728)	$(2,656)	$(64,079)	$(128,109)	$(873,986)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(.01)

Weighted average shares outstanding	15,350,000	15,350,000	15,350,000	14,550,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC. (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS Unaudited
	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From inception (January 6, 2009) to September 31, 2011
Net loss	$(64,079)	$(128,109)	$(873,986)
Adjustments for noncash and non-operating items:
Depreciation and amortization	630	565	1,625
Issuance of common stock for consulting services		120,000	600,000
Issuance of common stock for legal fees	40,000		240,000
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accrued liabilities	13,700	_______	13,700
Net cash flows from operating activities	(9,749)	(7,544)	(18,661)

INVESTING ACTIVITIES
Property and equipment	-	(1,155)	___(4,155)
Net cash flows from investing activities	-	(1,155)	(4,155)

FINANCING ACTIVITIES
Proceeds from officer loan payable	4,272	8,158	41,812
Repayments of officer loan payable	(5,900)	(17,300)	(41,800)
Issuance of common stock for cash	_______	20,000	30,000
Net cash flows from financing activities	(1,628)	10,858	30,012

NET INCREASE (DECREASE) IN CASH	(11,377)	2,159	7,196
		,
CASH BALANCE BEGINNING OF PERIOD	$ 18,573	$ 22,028	-0-

CASH BALANCE END OF PERIOD	$7,196	$24,187	$7,196

Supplemental Disclosures of Cash Flow Information:

Interest expense	$-0-	$-0-	$-0-
Paid in capital for asset purchase	$9,000	$9,000	$33,000
Income taxes	$-0-	$-0-	$-0-

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Unaudited

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Virtual Learning Company, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited financial statements for the nine months ended September 30, 2011 and 2010 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“USGAAP”) for complete financial statements.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in Virtual’s report on Form S-1 for the year ended December 31, 2010 and for the three months ended March 31, 2011.

2 - Summary of Significant Accounting Policies

Nature of Operations

The Virtual Learning Company, Inc. (“Virtual Learning”) was incorporated on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value).

Virtual Learning is a subscription-based, software-as-a-service (“SaaS”) provider of educationalproducts.  Virtual Learning provides standards-based instruction, practice, assessments, and productivity tools that improve the performance of educators and students via proprietary web-based platforms on one of several websites on the World Wide Web with the following URLs www.mathisbasic.com,  www.learningisbasic.com,  and www.eschoolroom.com.

Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks that are available through various distributors and Virtual Learning’s websites either as a download or in boxed format.

Going Concern

These financial statements have been prepared and are presented for purposes of filing with the Securities and Exchange Commission ("SEC"), and they present Virtual Learning’s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States of America.  These standards contemplate continuation of Virtual Learning as a going concern.

However, Virtual Learning has sustained substantial stock-based operating losses aggregating $800,000 and cash-based losses of $9,908 for the period from inception (January 6, 2009) through December 31, 2010, and additional stock-based operating losses of $40,000 and cash-based losses of $24,079 for the period from inception (January 6, 2009) through September 30, 2011.  This factor alone raises substantial doubt about Virtual Learning’s ability to continue as a going concern.  Virtual Learning has also capitalized an aggregate of $243,000 and $274,000 of stock-based curriculum development costs as of September 30, 2011 and December 31, 2010, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is actively pursuing financing to fund future operations.

To date, Virtual Learning’ cash-based operations have been funded by the issuance of 10,000,000 shares of common stock for $10,000 or $.001 per share to Thomas P. Monahan (President and majority shareholder) and the issuance of an additional 100,000 shares of common stock for an aggregate price of $20,000 or $.20 per share to an unrelated party.

In addition, as of September 30, 2011, Mr. Monahan loaned Virtual Learning cash of $26,150, charged Virtual Learning costs and expenses of $12,662 on a personal credit card, and contributed computer equipment at a stated value of $3,000, for a total of $41,812.  As of September 30, 2011, $41,800 of these amounts have been repaid.

Virtual Learning is subject to a number of risks similar to those of other development stage enterprises.  These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors, the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations.

Since its inception on January 6, 2009, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital.  As a result, Virtual Learning is considered a development stage enterprise as defined in accounting principles generally accepted in the United States of America.  Virtual Learning’s accumulated deficit during the development stage (the period from inception (January 6, 2009) through September 30, 2011 and December 31, 2010) equals $873,986 and $809,908, respectively.

Virtual Learning's future capital requirements will depend upon many factors, including progress with marketing its technologies, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities, and other arrangements.

There is no assurance that Virtual Learning can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned future operations.  These factors raise additional substantial doubt about Virtual Learning's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary from an unfavorable resolution of this uncertainty.

Management expects that Virtual Learning will experience negative cash flows from operations and net losses for the foreseeable future or until Virtual Learning completes enough software and video educational titles to implement a successful marketing program.  Management believes that a total of sixteen (16) titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate sufficient revenue to bring Virtual Learning to a break-even-point.  Management has completed five (5) computer software titles relating to the teaching of Basic English for foreign speaking individuals and eleven (13) titles relating to geometry and algebra for grades first through fifth grade.

Based upon current expectations, management believes that Virtual Learning's existing capital resources, plus the proceeds of a public offering of approximately $500,000 will be sufficient to meet Virtual Learning's operating expenses and capital requirements to create the minimum of 16 additional titles to achieving a goal of 36 titles at which point Virtual Learning expects to have been shipping commercial product and recognizing revenue for over twelve months and selling annual memberships to view courses on line.

On June 2, 2011, Virtual Learning filed a registration statement on form S-1 pursuant to the Securities Act of 1933, as amended to offer an aggregate of 1,000,000 shares of common stock at $.50 per share for an aggregate offering of $500,000.  On August 10, 2011, Virtual Learning’s S-1 registration became effective.  As of September 30, 2011, the Company has not sold any shares of its common stock.

In the event a public offering cannot be completed in a timely manner or under acceptable conditions, Virtual Learning believes that it can continue to run its operations by operating at minimal staffing and relying on the services of Thomas P. Monahan to provide the funds and skills required to continue operating and complete the design and computer programming of the required educational titles and enable Virtual Learning to complete its marketing plans.

If Virtual Learning does not complete its public offering, and if no other sources of additional capital are available, management anticipates that it would substantially reduce Virtual Learning's operating expenses to the minimum required to support the continued development of its technology. Mr. Monahan has agreed to provide the additional funds as needed to ensure the continuation of Virtual Learning and to provide the programming and technical skills needed to complete the planned software and video titles on CD and DVD formatted disks.  There can be no assurance that Mr. Monahan will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats.  There can be no assurance that Virtual Learning's negative cash flows will not necessitate ceasing operations entirely.

Property and Equipment

Property and equipment is presented at stated value upon contribution or at the cost of acquisition.  Depreciation is provided using the straight-line method over an estimated useful life of five years.  Repair and maintenance costs are  expensed as incurred, and renewals and betterments are capitalized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes.  Actual results could differ materially from these estimates.

On an ongoing basis, Virtual Learning’s management evaluates its estimates, including those related to revenue recognition, the need for an allowance for uncollectible accounts receivable, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock in the absence of a public market for these shares.

Fair Value of Financial Instruments

The carrying amounts of Virtual Learning’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities.

Capitalized Curriculum Development Costs

Virtual Learning internally develops curriculum, which is primarily provided as web content and accessed via the Internet.  Virtual Learning also creates textbooks and other offline materials.

Virtual Learning capitalizes curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America.  These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed.  Costs that qualify for capitalization are external direct costs, payroll, and payroll-related expenses.  Costs related to general and administrative functions are not capitalized and are expensed as incurred.  Virtual Learning capitalizes curriculum development costs when the projects under development reach technological feasibility.  Many of our new courses are leveraged off of proven delivery platforms and are primarily content, which has no technological hurdles.  As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications.  Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins.  The period of time over which these development costs will be amortized is generally five years.  This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Total capitalized curriculum development costs are  $243,000 as of September 30, 2011.  These incurred capitalized costs were $9,000, $122,000 and $152,000, for the nine months  ended September 30, 2011, for the year ended December 31, 2010, and from inception (January 6, 2009) through December 31, 2009, respectively. The asset balance at September 30, 2011, also includes a reduction of $40,000 reflecting a write-off of work by a programmer whose work product was considered unsatisfactory.  These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges.  Amortization and impairment charges are recorded in product development expenses on the accompanying statements of operations.  Amortization expense for the nine months ended September 30, 2011 was none.

Cash and Cash Equivalents and Short-Term Investments

Virtual Learning invests its excess cash, if any, in money market funds and in highly-liquid debt instruments of the U.S. government, its agencies and municipalities.  All highly-liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as short-term investments.

Offering Costs

Deferred offering costs incurred by Virtual Learning in connection with the registration statement are expensed as incurred

Revenue Recognition

Revenue will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

Revenue from customer subscriptions will be  recognized ratably over the subscription term beginning on the commencement date of each subscription.  The average subscription term is twelve (12) months for our products, and all subscriptions are on a non-cancelable basis.  When additional months are offered as a promotional incentive, those months are part of the subscription term.  As part of their subscriptions, customers generally benefit from new features and functionality with each release at no additional cost.

Although our membership contracts are generally non-cancelable, customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term.  In the event a customer cancels its contract, they are not entitled to a refund for prior services we have provided to them.

Customer support is provided to customers following the sale at no additional charge and at a minimal cost per call.

Virtual Learning does not incur significant up-front costs related to providing its products and services and therefore does not defer any expenses.

Revenue from the sale of CD’s or DVD’s and other materials will be recognized when shipped or available to the customer in a downloadable format.

Cost of Revenue

Cost of revenue includes the cost to host and make available Virtual Learning’s products and services to its customers.  A significant portion of the cost of revenue includes salaries and related costs of engineering employees and contractors who maintain Virtual Learning’s servers and technical equipment and work on Virtual Learning’s web-based hosted platform.  Other costs include facility costs for Virtual Learning’s web platform servers and routers, network monitoring costs, depreciation of network assets and amortization of the technical development intangible assets.

Operating Expenses

Operating expenses consists of sales and marketing, content development and general and administrative expense.  Sales and marketing expense consists primarily of salaries, commissions and related costs for Virtual Learning’s inside and field sales teams, marketing, customer service, training, and account management.  Sales and marketing also includes direct marketing costs, travel, and amortization of customer relationship intangible assets.

Content development expense consists primarily of salaries and related costs for employees who write the questions for Virtual Learning’s products and amortization of content intangible costs.

General and administrative expense consists primarily of salaries and related costs for executives, finance and accounting, human resources, customer relations and order management.  General and administrative expense also includes professional services, rent, insurance, travel, depreciation, and other corporate expenses.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of accounting principles generally accepted in the United States of America.  Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Income Taxes

Virtual Learning accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income tax in the statements of operations.  Virtual Learning evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.

Virtual Learning recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Recent Accounting Pronouncements

Effective January 1, 2009, Virtual Learning adopted SFAS No. 157, “Fair Value Measurements” (codified in “ASC 820”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. ASC 820 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of ASC 820 for Virtual Learning’s non-financial assets and liabilities did not have a material impact on Virtual Learning’s financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (all codified in ASC 820). Virtual Learning adopted the FSPs as of January 2009, which did not have a material impact on Virtual Learning’s financial statements.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standards are effective for interim and annual reporting periods ending after June 15, 2009.  Virtual Learning adopted the new standards during the third quarter of fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our financial position, results of operations or cash flows.  Virtual Learning has evaluated subsequent events through the date of the report of Virtual Learning’s independent registered certified public accounting firm (LGG & Associates, PC) that these financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the fourth quarter of fiscal 2009.  The Codification became the single authoritative source for GAAP.  Accordingly, previous references to GAAP accounting standards are no longer used in Virtual Learning’s disclosures, including these Notes to the Financial Statements. The Codification does not affect our financial position, cash flows, or results of operations.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.  The new standard allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements.  The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  Virtual Learning does not expect the adoption of this new standard will have a material impact on its financial position, results of operations, and cash flows.

In September 2009, the FASB also issued ASU No. 2009 — 14 — Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements.  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.   The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Virtual Learning does not expect the adoption of this new standard will have a material impact on its financial position, results of operations, and cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuances and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  Virtual Learning does not expect the adoption of this new standard will have a material impact on its financial position, results of operations, and cash flows.

In December 2010, the FASB issued ASU 2010-29 which will change the disclosures of supplementary pro forma information for business combinations.  The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011.  The revised disclosure requirements will not affect the Virtual Learning’s financial position, results of operations, or cash flows.

2 - Property and Equipment

Property and equipment is summarized as follows:

Estimated

Useful Lives                                                          September 30, December 31, December 31,

Years                                                                              2011           2010              2009

------------ --------- ------- --------

Office equipment 5 – 10                                             $ 4,155          $ 4,155            $3,000

Less: Accumulated depreciation                                    1,526                996                 300

                                                                                       --------            -------               ------

                                                                                    $ 2,530           $ 3,159          $ 2,700

                                                                            =========       =======         ======

Depreciation expense for the year ended December 31, 2010 and from inception (January 6, 2009) through December 31, 2009 and for the nine months ended September 30, 2011 was $300, $696 and $630, respectively

3 - Related Party Transactions

On January 6, 2009, Virtual Learning issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas P. Monahan, President, in consideration for cash of $10,000.

As of December 31, 2009 and 2010 and September 30, 2011, Thomas P. Monahan had advanced Virtual Learning net interest free loans aggregating $15,400, $1,640 and $12 respectively.

Virtual Learning occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Virtual Learning has accumulated capitalized software development costs at September 30, 2010 and 2011 aggregating $9,000 and $9,000 and contributed these amounts to Virtual Learning as additional paid-in capital. These costs represent the fair market value of time contributed to Virtual Learning by Thomas Monahan, President.

4 - Employment Contracts

Virtual Learning is currently negotiating with Thomas P. Monahan to establish an employment contract. The terms of an employment agreement have not been determined.

5 - Deferred Income Taxes

For the year ended December 31, 2010, and for the period from inception (January 6, 2009) through December 31, 2009 and for the nine months ended September 30, 2011, Virtual Learning incurred net operating losses for income tax reporting purposes of $9,236, $672 and $24,079, respectively. These net operating losses expire in various years through December 31, 2022. The significant components of Virtual Learning's deferred tax asset as of December 31, 2010 and 2009 and September 30, 2011 are as follows:

The components of the net deferred tax assets and liabilities are as follows:

	September 30, 2011	December 31,
		2010	2009
Deferred tax assets:
Net operating loss carry forward	$ 15,728	$ 9, 236	$ 672
Stock-based compensation	____40,000	__120,000	_680,000
Total deferred tax assets before valuation allowance	55,728	129,236	680,672
Valuation allowance	(55,728)	_ (129,236)	(680,682)
Total deferred tax assets	$ -	$ -	$ -

Deferred tax liabilities	$ -	$ -	$ -

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2010 and 2009 September 30, 2011, a valuation allowance for the full amount of the net deferred tax asset was recorded.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation. The company reports interest and penalties associated with its tax positions, if any, as interest expense.

6 - Commitments and contingencies

In March 2009, Virtual Learning entered into certain agreements for curriculum development costs with three individuals for services in video production and the design of high school and college level math courses. The agreements call for the payment of 5% royalties each on net revenues up to $1,000,000 and 5% royalty on net revenues beyond $1,000,001 on projects in which they directly participated and have made material contributions in consideration for 200,000 shares of stock each valued at $40,000 or $0.20 per share.

In May 2010, the agreement with one individual was rescinded for non-performance. The stock certificate for 200,000 shares was returned to Virtual Learning and canceled. In addition, the parties signed mutual releases. The Statement of Stockholders’ Equity has been prepared to reflect these shares as never have been issued.

In May 2010, the agreement with another individual was superseded by an updated agreement under similar terms and conditions.

In July, 2011, Virtual Learning reached a agreement with a programmer that was engaged to perform certain functions relating to software and video production and whose work was found unacceptable to return 200,000 shares of common stock for cancellation that was issued as part payment for his services. The cancellation of these shares was recorded at the price issued of $40,000 or $.20 per share.

7 - Common Stock Issuances

On February 17, 2009, Virtual Learning issued an aggregate of 10,000,000 shares of common stock at par value ($.001 per share) to Thomas P. Monahan, President, in exchange for cash of $10,000.

On March 31, 2009, Virtual Learning issued an aggregate of 700,000 shares of common stock to four individuals for an aggregate consideration of $140,000 for curriculum development costs or $.20 per share.

On March 31, 2009, Virtual Learning issued an aggregate of 3,000,000 shares of common stock to Dr. John Swint for an aggregate consideration of $600,000 in consulting and professional fees or $.20 per share.

On March 31, 2009, Virtual Learning issued an aggregate of 400,000 shares of common stock to Mr. Roger Fidler for an aggregate consideration of $80,000 in legal fees or $.20 per share.

In March 2010, Virtual Learning issued 100,000 shares of common stock for a cash price of $20,000 at $.20 per share to one individual.

In June 2010, Mr. Roger Fidler received an additional 600,000 shares of common stock in consideration for legal fees aggregating $120,000 or $.20 per share.

In June 2010, Virtual Learning issued an aggregate of 550,000 shares of common stock to several individuals for an aggregate consideration of $110,000 for curriculum development costs or $.20 per share.

In July, 2011, Virtual Learning reached a agreement with a programmer that was engaged to perform certain functions relating to software and video production and whose work was found unacceptable to return 200,000 shares of common stock for cancellation that was issued as part payment for his services. The cancellation of these shares was recorded at the price issued of $40,000 or $.20 per share.

In July, 2011, Mr. Roger Fidler received an additional 200,000 shares of common stock in consideration for legal fees aggregating $40,000 or $.20 per share.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock issued in non-cash transactions in the absence of a public market for these shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion summarizes the financial position of The Virtual Learning Company, Inc.  as of September 30, 2011 and should be read in conjunction with (i) the unaudited  interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the  financial statements and accompanying notes to our  Registration Form S-1 for the fiscal year ended December 31, 2010.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified   by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The discussion in this Section speaks as of September 30, 2011.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our virtual textbook titles, sell and source out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is  investments by others in our company. We must raise cash to implement our project and begin our operations.

Forward-Looking Statements

Management’s Discussion and Analysis or Plan of Operation contains “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) potential fluctuation in quarterly results;

(b) our failure to earn revenues or profits;

(c) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

 (d) inadequate capital to continue business;

(e) changes in demand for our products and services;

(f) rapid and significant changes in markets;

(g) litigation with or legal claims and allegations by outside parties;

(h) insufficient revenues to cover operating costs.

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

PLAN OF OPERATION

Overview

Virtual Learning was formed as a Nevada corporation on January 6, 2009. We are a development stage enterprise who is a subscription-based, software-as-a-service provider of education products. Virtual Learning provides standards-based instruction, practice, and assessments that improve the performance of students via proprietary web-based platforms through one of our several websites on the World Wide Web with the URL www.mathisbasic.com; www.learningisbasic.com; and www.eschoolroom.com; www.educationisbasic.com. Please note that we have only one operational website learningisbasic.com. Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks, which will be available through various distributors and our websites either as a download or in boxed format. We have combined rigorous content in math with interactive features and games that engage students, reinforce, and reward learning achievement.

The Company has one curriculum development contract with Lawrence William Kazmierczak, a professor of mathematics at Stevens Institute of Technology, Hoboken, New Jersey which requires the Company to pay him to author courses in Pre-Calculus, Calculus I and II, and to consult on the creation of high school level math courses. This Agreement provides for Professor Kazmierczak to receive 5% royalties on the Company’s net revenues up to one million dollars of net revenues, and 5% royalty on net revenues beyond one million one dollar on projects in which he directly participates and has made material contributions. In addition, he has received 200,000 shares of the Company’s common stock. We determine what projects in which he has directly participated and made material contributions by our internal record keeping as to time devoted to each project.

We determine the revenue attributed to those projects by monitoring devices that allow us to determine which authorized user has devoted how much time to which module and then comparing the same to the entire revenue stream.

Events and Uncertainties critical to our business

Demand for our products and services is affected by the general economic conditions in the United States. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like software generally increase. When economic conditions are less favorable, sales of non-essential educational items are generally lower. In addition, we may experience more competitive pricing pressures during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses, we will be forced to curtail our operations and go out of business. Our success depends in a large part in the ability of our ability to create additional product lines sufficient to create a catalog of programs to offer allowing us to implement a successful marketing and sales plan. While we are currently seeking to hire additional computer programmers and educators to consult with as to program accuracy and content there is no guarantee that these efforts will result in any substantial sales. Because of the lack of funding, we are unable to hire a dedicated programming and research consulting team who will devote their efforts to helping us design and create new programs of high quality in a timely manner.

If we are able to obtain sufficient funding to become fully operational, there is no guarantee that we will be able to find personnel who will be able to work closely with the Company to help design and create new lines of product or to process orders, including special orders, made via the internet.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2010, from inception (January 6, 2009) through December 31, 2009, and from inception (January 6, 2009) through December 31, 2010, included elsewhere in our Registration Form S-1. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation/Going Concern

The accompanying unaudited  Financial Statements of  The Virtual Learning Company, Inc.   (the “Company” or “Virtual”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited  Financial Statements for the interim periods ended September 30, 2011 and 2010 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments , but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the  Financial Statements and footnotes thereto included in Virtual’s.  Report on Form S-1 for the year ended December 31, 2010.

However, Virtual Learning has sustained substantial stock-based operating losses aggregating $840,000 and cash-based losses of $9,908 for the period from inception (January 6, 2009) through December 31, 2010 and additional cash-based losses of $24,078 for the period from inception (January 6, 2009) through September 30, 2011. This factor alone raises substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $274,000 and $243,000 of stock-based curriculum development costs as of December 31, 2010 and September 30, 2011 respectively. The recovery of these assets and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is actively pursuing financing to fund future operations.

To date, Virtual Learning’ cash-based operations have been funded by the issuance of 10,000,000 shares of common stock for $10,000 or $.001 per share to Thomas P. Monahan (President and majority shareholder) and the issuance of an additional 100,000 shares of common stock for an aggregate price of $20,000 or $.20 per share to an unrelated party.

In addition, as of September 30, 2011, Mr. Monahan loaned Virtual Learning cash of $26,150, charged Virtual Learning costs and expenses of $12,662 on a personal credit card, and contributed computer equipment at a stated value of $3,000, for a total of $41,812.  As of September 30, 2011, $41,800 of these amounts have been repaid

Virtual Learning is subject to a number of risks similar to those of other development stage enterprises. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors, the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations.

Since its inception on January 6, 2009, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital.  As a result, Virtual Learning is considered a development stage enterprise as defined in accounting principles generally accepted in the United States of America.  Virtual Learning’s accumulated deficit during the development stage (the period from inception (January 6, 2009) through September 30, 2011 and December 31, 2010) equals $873,986 and $809,908, respectively.

Virtual Learning's future capital requirements will depend upon many factors, including progress with marketing its technologies, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities, and other arrangements.

There is no assurance that Virtual Learning can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned future operations. These factors raise additional substantial doubt about Virtual Learning's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary from an unfavorable resolution of this uncertainty.

Management expects that Virtual Learning will experience negative cash flows from operations and net losses for the foreseeable future or until Virtual Learning completes enough software and video educational titles to implement a successful marketing program. Management believes that a total of sixteen (16) titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate sufficient revenue to bring Virtual Learning to a break-even-point. Management has completed five (5) computer software titles relating to the teaching of Basic English for foreign speaking individuals ( these 5 language titles are in addition to the 16 minimum titles needed to achieve breakeven) and eleven (11) titles relating to geometry and algebra for grades first through fifth grade. To complete the 16 titles required 1) generation of a core curriculum analysis; 2) generation of a storyboard incorporating and outlining the core curriculum; 3) development of the related content, i.e. generating a artistic rendition of the storyboard in an Adobe Flash based environment; and 4) iterative improvements upon the preliminary product based upon feedback from educators, parents and students. The estimated time to complete the 5 additional minimum titles needed to achieve breakeven is approximately 2 months if the offering is successful to the extent of the sale of at least 50% of the shares offered hereby, four months if 25% of the shares offered hereby are sold, and up to seven months if no proceeds result from this offering. The cost to produce these additional titles is approximately $16,000. However, it should be noted that if necessary, the expense to produce these titles will be a further capital contribution made by Mr. Monahan if the offering is not completed in that Mr. Monahan intends to continue to perform all programming needed to complete the additional five titles as well as planning to continue beyond those five additional titles to add additional titles himself if funding is not achieved.

Based upon current expectations, management believes that Virtual Learning's existing capital resources, plus the proceeds of a  public offering of approximately $500,000 will be sufficient to meet Virtual Learning's operating expenses and capital requirements to create the minimum of 16 additional titles to achieving a goal of 32 titles (which also is in addition to the five language titles described above) at which point Virtual Learning expects to have been shipping commercial product and recognizing revenue for over twelve months and selling annual memberships to view courses on line. To complete the next 16 titles will require the same steps as for the eleven titles set forth above.. It is hoped that by utilizing the proceeds of this Offering that the time frame for generating the next 16 titles can be substantially decreased and accomplished in the next year following the completion of the Offering contemplated herein. It is believed by management that the proceeds of this Offering, if the maximum is sold, will be sufficient to meet all of the anticipated capital requirements of the Company during the next twelve months.

With respect to the time line for accomplishing the above milestones and their associated cost, please note that the percentage of the maximum offering proceeds obtained by the Company will effect the speed with which each function is met. The following table presents those trade-offs for the development of the five additional mathematics and science courses needed to complete the first sixteen titles as well as the sixteen additional titles mentioned above:

Maximum           50% of Maximum   25% of Maximum

         Sold                       Sold                    Sold

1) Curriculum   3 months                  5 months                    7 months

    Analysis            $8,000                     $4,000                      $2,000

2) Storyboards  3 months                 5 months                     8 months

                             $8,000                      $4,000                      $2,000

3) Flash             4 months                 7 months                   12 months

    Rendition      $120,000                   $60,000                    $29,000

4) Feedback      2 months                 4 months                     3 months

     Improvements $30,000                 $15,000                       $6,750

     Totals         12 months               21 months                   30 months

$166,000                    $83,000                     $39,750

In the event a public offering cannot be completed in a timely manner or under acceptable conditions, Virtual Learning believes that it can continue to run its operations by operating at minimal staffing and relying on the services of Thomas P. Monahan to provide the funds and skills required to continue operating and complete the design and computer programming of the required educational titles and enable Virtual Learning to complete its marketing plans.

If Virtual Learning does not complete the  public offering, and if no other sources of additional capital are available, management anticipates that it would substantially reduce Virtual Learning's operating expenses to the minimum required to support the continued development of its technology. Mr. Monahan has agreed to provide the additional funds as needed to ensure the continuation of Virtual Learning and to provide the programming and technical skills needed to complete the planned software and video titles on CD and DVD formatted disks. There can be no assurance that Mr. Monahan will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats. There can be no assurance that Virtual Learning's negative cash flows will not necessitate ceasing operations entirely.

We intend to start soliciting membership for our website within the next two months regardless of the results of this offering. Only the extent of the solicitation will be affected by the offering proceeds. We would commence the solicitation with fewer modules. To solicit memberships and ship product with the sixteen planned titles would occur in seven months if no proceeds resulted from this offering (assuming no other funds were obtained by the Company); six months if 25% of the shares offered hereby are sold; four months if 50% of the shares offered hereby are sold and three months if the maximum number of shares offered hereby are sold..

The costs of the marketing plan is set forth below based upon the amounts of proceeds derived from this offering and the individually planned marketing efforts:
	Percentage of Maximum Proceeds
	100%	50%	25%	None(2)
Radio advertising	$5,000	$5,000	$1,000	$1,000
Trade shows	30,000	5,000	1,000	100
Newspaper and magazine ads	10,000	5,000	-0-	-0-
Bill board	5,000	3,000	1,000	500
Advertising on Cable TV	4,000	2,000	-0-	-0-
Direct Email advertising	4,000	2,000	500	500
Internet marketing (pay per click budget)	3,600	1,800	600	300
Internet banners	5,000	5,000	-0-	-0-
Purchasing Internet space on another website	4,000	2,000	500	500
Search engine optimization	4,000	2,000	-0-	-0-
Social media presence on Face Book, My Space etc	NC(1)	NC	NC	NC
Sales through commissioned salespeople	NC	NC	NC	NC
Direct marketing to teachers	5,000	3,000	1,000	500
Direct marketing to homeschoolers	5,000	3,000	1,000	500
Distributor marketing (word of mouth)	NC	NC	NC	NC
Permission marketing	NC	NC	NC	NC
Pass-it-On Viral marketing	NC	NC	NC	NC
Affiliate Programs	NC	NC	NC	NC
Total marketing costs	$84,600	$38,800	$6,600	$3,900
Unallocated marketing budget	40,400	26,200	3,650
Total marketing budget	$125,000	$65,000	$10,250
(1)NC means no cash is needed to execute these marketing avenues.
(2)Cash amounts in the None category will be supplied from other sources.

(3)Cash uncommitted from the use of proceeds for marketing will be reallocated based upon results from the above initial outlays from the offering proceeds to reinforce the most successful marketing approaches based upon the experience derived from those outlays

Property and Equipment

Property and equipment is presented at stated value upon contribution or at the cost of acquisition. Depreciation is provided using the straight-line method over an estimated useful life of five years. Repairs and maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, Virtual Learning’s management evaluates its estimates, including those related to revenue recognition, the need for an allowance for uncollectible accounts receivable, fair value of investments, fair value of  acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock in the absence of a public market for these shares.

Fair Value of Financial Instruments

The carrying amounts of Virtual Learning’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities.

Capitalized Curriculum Development Costs

Virtual Learning internally develops curriculum, which is primarily provided as web content and accessed via the Internet. Virtual Learning also creates textbooks and other offline materials.

Virtual Learning capitalizes curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning capitalizes curriculum development costs when the projects under development reach technological feasibility. Many of our new courses are leveraged off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Total capitalized curriculum development costs are  $243,000 as of September 30, 2011.  These incurred capitalized costs were $9,000, $122,000 and $152,000, for the nine months  ended September 30, 2011, for the year ended December 31, 2010, and from inception (January 6, 2009) through December 31, 2009, respectively. The asset balance at September 30, 2011, also includes a reduction of $40,000 reflecting a write-off of work by a programmer whose work product was considered unsatisfactory.  These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges.  Amortization and impairment charges are recorded in product development expenses on the accompanying statements of operations.  Amortization expense for the nine months ended September 30, 2011 was none.

Cash and Cash Equivalents and Short-Term Investments

Virtual Learning invests its excess cash, if any, in money market funds and in highly liquid debt instruments of the U.S. government, its agencies, and municipalities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as short-term investments.

Offering Costs

Deferred offering costs incurred by Virtual Learning in connection with the  registration statement are expensed as incurred

Revenue Recognition

Revenue will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

Revenue from customer subscriptions is recognized ratably over the subscription term beginning on the commencement date of each subscription. The average subscription term is twelve (12) months for our products, and all subscriptions are on a non-cancelable basis. When additional months are offered as a promotional incentive, those months are part of the subscription term. As part of their subscriptions, customers generally benefit from new features and functionality with each release at no additional cost.

Although our membership contracts are generally non-cancelable, customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event a customer cancels its contract, they are not entitled to a refund for prior services we have provided to them.

On a quarterly basis, the amount of revenue that is reserved for future cancellations is calculated based on our historical trends and data specific to each reporting period. We review the actual cancellations evidenced in prior quarters as a percent of revenue to determine a historical cancellation rate. We then apply the historical rate to the current period revenue as a basis for estimating future cancellations. When necessary, we will also provide a specific cancellation reserve.

Customer support is provided to customers following the sale at no additional charge and at a minimal cost per call.

Virtual Learning does not incur significant up-front costs related to providing its products and services and therefore does not defer any expenses.

Revenue from the sale of CD’s or DVD’s and other materials will be  recognized when shipped or available to the customer in a downloadable format.

Cost of Revenue

Cost of revenue includes the cost to host and make available Virtual Learning’s products and services to its customers. A significant portion of the cost of revenue includes salaries and related costs of engineering employees and contractors who maintain Virtual Learning’s servers and technical equipment and work on Virtual Learning’s web-based hosted platform. Other costs include facility costs for Virtual Learning’s web platform servers and routers, network monitoring costs, depreciation of network assets and amortization of the technical development intangible assets.

Operating Expenses

Operating expenses consists of sales and marketing, content development and general and administrative expense. Sales and marketing expense consists primarily of salaries, commissions and related costs for Virtual Learning’s inside and field sales teams, marketing, customer service, training, and account management. Sales and marketing also includes direct marketing costs, travel, and amortization of customer relationship intangible assets.

Content development expense consists primarily of salaries and related costs for employees who write the questions  for Virtual Learning’s products and amortization of content intangible costs. General and administrative expense consists primarily of salaries and related costs for executives, finance and accounting, human resources, customer relations and order management. General and administrative expense also includes professional services, rent, insurance, travel, depreciation, and other corporate expenses.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of accounting principles generally accepted in the United States of America. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Income Taxes

Virtual Learning accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income tax in the statements of operations. Virtual Learning evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.

Virtual Learning recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Seasonality of Business

In the United States, seasonal trends associated summer vacations, start of academic years, normal gift giving holidays, popular shopping holidays and occasions, promotion to the next grade level expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions. In addition, sales of subscriptions to organizations willing to sponsor group subscribers, start of school budget years, and state testing calendars also affect the timing of our sales of subscriptions to new and existing subscribers. At present, we anticipate that subscriptions to our products will generate the vast majority of our revenue. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new subscribers.

RESULTS OF OPERATIONS – VIRTUAL LEARNING COMPANY

Results of Operations - Comparison for the periods ended September 30, 2010 and 2011

We are a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com and learningisbasic.com. The lack of completed titles and working capital hampered operations in both 2010 and 2011.

Management has taken substantial time in the development and programming of our virtual textbooks and related materials and thought was spent in updating our website. The measure of our success in the future will depend on our ability to navigate through a treacherous macroeconomic environment and challenging market conditions, execute our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and optimal basis and focusing our retail capabilities.

Results of Operations - Comparison for the three and nine months ended September 30, 2011 and 2010

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for both the three and nine  months ending September 30, 2011 and 2011, and from inception (January 6, 2009) through September 30, 2011.

	27

	For the three months ended 30, September 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From inception (January 6, 2009) to September 31, 2011

Revenue	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses:
Selling, general and administrative	15,398	2,391	23,449	7,544	32,361
Common stock issued for consulting fees				120,000	600,000
Common stock issued for legal fees	40,000		40,000		240,000
Depreciation and amortization	330	265	630	565	1,625
Total operating expenses	55,728	2,656	64,079	128,109	873,986

Loss from operations	(55,728)	(2,656)	(64,079)	(128,109)	(873,986)

Other income/deductions

Net loss	$(55,728)	$(2,656)	$(64,079)	$(128,109)	$(873,986)

Revenues

From inception (January 9, 2009) through September 30, 2011, revenues were none as compared to none for the nine months ended September 30, 2011 and 2010. This lack of revenue was mainly the result of the lack of capital to implement its business plan and hire additional personnel to help complete virtual textbook courses.

Cost of Sales

From inception (January 9, 2009) through September 30, 2011,  costs of good sold  were none as compared to none for the nine months ended September 30, 2011 and 2010. This lack of cost of sales can be attributed to lack of initiating our marketing plan.

Operating Expenses

For the  nine months ended September 30, 2011, we incurred $23,449  in selling, general, and administrative expenses as compared to  $7,544  for the  nine months ended September 30, 2010.  Expenses for the nine months  ending September 30, 2011 aggregating $23,449  include: accounting fees of $17,300; computer and internet expenses of $4,975, copyright expense of $385;  office expenses of $96; publications of $143 and Nevada Franchise Tax of $550. For the nine months ended September 30, 2010, we incurred $7,544 in selling, general and administrative expenses which include computer and internet expenses of $5,971; $700 in Nevada franchise Taxes; travel expenses of $531 and $342 in bank charges. This increase of $15,905, results in the increase in expenses relating to the development of our website, courses, and the purchase of services from web hosting companies and accounting fees.

In July, 2011, Mr. Roger Fidler received an additional 200,000 shares of common stock in consideration for legal fees aggregating $40,000 or $.20 per share.

For the three  months ended September 30, 2011, we incurred $15,398   in selling, general, and administrative expenses, respectively  as compared to $2,391   for the three  months ended September 30,  2010.  Expenses for the three months  ending September 30, 2011 aggregating $15,398  include: accounting fees of $13,700; computer and internet expenses of $1,410, copyright expense of $105;  office expenses of $40;and  publications of $143. Expenses for the three months ended September 30, 2010  aggregated $2,391 include computer and internet expenses of $2,277 and office expenses of $114. This increase of $13,007, results in the increase in expenses relating to the development of our website, courses, and the purchase of services from web hosting companies and accounting fees.

Liquidity and Capital Resources

As of December 31, 2010 and  September 30, 2011, our cash balance was $18,573 and $7,196, respectively, total assets were  $295,732 and 252,726, respectively, and total current liabilities amounted to  $1,640 and $13,712, respectively, including an advance from Mr. Monahan of  $9,040and 4,272 respectively and repayments of officer loans payable of  $22,800 and $5,900 respectively. As of December 31, 2010 and September 30, 2011, the total stockholders’ equity was $294,092 and $239,014, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations as well as the continued contribution of services by officers of the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

In July, 2011, Virtual Learning reached a agreement with a programmer that was engaged to perform certain functions relating to software and video production and whose work was found unacceptable to return 200,000 shares of common stock for cancellation that was issued as part payment for his services. The cancellation of these shares was recorded as a reduction in capitalized curriculum development costs  at the price issued of $40,000 or $.20 per share.

In their report dated April 15, 2011, our independent auditors stated that our financial statements for the year ended December 31, 2009 and 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive. Accordingly, our officers, directors, and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its subscribers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

We estimate that in the next twelve months we will need a minimum of approximately $230,000 in new funds; specifically $47,000 in salaried, $18,000 in general and administrative costs, $45,000 for the purchase of additional computers and $65,000 in marketing and promotion, $5,000 for inventory and product samples, and $50,000 in working capital.

We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of The Virtual Learning Company, Inc., which consists primarily of our CEO who also serves as our CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at September 30, 2011.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

-

We intend to appoint additional members to our board of directors in 2012 and establish an audit committee.

-

We intend to hire additional staff in 2012 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

-

We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its six subsidiaries.

-

We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

-

-

-

- 31

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this quarterly report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this Report in deciding whether to invest in our common stock.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have a working capital deficit and have not generated revenues.

As of September 30, 2011, we had a working capital deficit of approximately $6,516. During the six months ended September 30, 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In the event we are unable to generate revenues, we may not be able to maintain operations which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VIRTUAL LEARNING COMPANY, INC..
By: /s/ Thomas P. Monahan Thomas P. Monahan Chief Executive Officer (Principal Executive Officer)	By: /s/ Thomas P. Monahan Thomas p. Monahan Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 17, 2011