Form 10-Q/A
period 2011-09-30
Virtual Learning Company, Inc.
filed 2011-12-01
CIK 1518336

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

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

   THE VIRTUAL LEARNING COMPANY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

   ITEM 1. FINANCIAL STATEMENTS

4

   Balance Sheets

4

   Statements of Operations and Comprehensive Income (Loss)

5

   Statements of Cash Flows

6

   Notes to Financial Statements

7

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

16

   RESULTS OF OPERATIONS

27

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

31

    ITEM 4. CONTROLS AND PROCEDURES

31

PART II.  OTHER INFORMATION

32

   ITEM 1.

LEGAL PROCEEDINGS

32

   ITEM 1A.

RISK FACTORS

32

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

32

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

32

  ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

   ITEM 5.

OTHER INFORMATION

32

   ITEM 6.

EXHIBITS

33

   SIGNATURES

34

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

Date: December 1, 2011