Form 10-K
period 2011-12-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 333-174674

THE VIRTUAL LEARNING COMPANY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

60 Knolls Crescent, Suite 9M, Bronx NY 10463

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 768-4181

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at
April 30, 2015

Common Stock, par value $0.001	15,350,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980): None

Special Note Regarding Forward-Looking Statements

Certain disclosures and analyses in this Form 10-K, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are considered forward-looking statements and reflect current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements generally can be identified by use of phrases or terminology such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results. They are subject to risks and uncertainties which may be beyond our control, including those discussed below, in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. Although we believe that these forward-looking statements are based on reasonable assumptions, many factors could cause actual results to vary materially from those anticipated in such forward-looking statements.

Any forward-looking statement contained herein speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

This Form 10-K also contains market data related to our business and industry. See Item 1 “Business.” This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

“ShapevilleUSA,” and its respective logo is our trademark. Solely for convenience, we refer to our trademark in this Form 10-K without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners. As indicated in this document, we have included market and industry data obtained from industry publications and other sources. See Item 1 “Business.”

PART I

Item 1. Business

Overview

Virtual was formed as a Nevada corporation on January 6, 2009. Virtual Learning plans to become a subscription-based online education company. We intend to provide instruction through our fully animated talking virtual text books and our web based platform www.mathisbasic.com. Our fully animated, interactive featured, colorful, and audio virtual text books have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that we hope will improve the performance of students via proprietary our web-based platform that engage students, reinforce and reward learning achievement.

Our “Math is Basic” series of virtual math text books and assessment programs is intended to be our core product line that will help students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via a proprietary web-based platform through one of our several websites on the World Wide Web with the URLs www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com. Please note though that we have only one primary website www.mathisbasic.com dedicated to math.

Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format, which will be available through various distributors and our website either as a download or in boxed format. We have combined rigorous content in math with interactive features and games that engage students, reinforce, and reward learning achievement.

We plan to capitalize on two significant trends in the education market: (1) an increased focus on higher academic standards and educator accountability for student achievement, which has led to periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment, and (2) the increased availability and utilization of web-based technologies to enhance and supplement teacher instruction, engage today’s technology-savvy learners and improve student outcomes.

Despite spending an estimated $630 billion in the 2007-2008 school year on K-12 education — more than any other developed country — the United States ranks 25th in the world in the quality of its primary education system, according to the World Economic Forum. In response to this gap, policymakers and parents are paying greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators, and school districts. In addition, increased usage and acceptance of online technology is changing how educational content, such as lessons, homework and assessments, is delivered and utilized. These new educational tools and technologies help improve the learning experience of students by augmenting the teaching techniques of skilled teachers and supporting and strengthening the skills of inexperienced or less effective instructors. An estimated $8 billion was spent on the K-12 instructional materials market in 2008, according to the Center for education Reform 2009 and the National Center for Educational Statistics.From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English and language arts, mathematics, science, history, art, music and world languages. Because of our limited staff and programming resources we have opted to concentrate on mathematics courses. Our virtual textbooks and assessment programs are designed to improve educational results and meet accountability criteria, leveraging the widespread adoption of online technologies. Virtual Learning combines rigorous content that is highly customized to specific standards in math with interactive features that reinforce and reward student accomplishments. We believe that our product users and website subscribers will purchase our products and services because we are innovative, low-cost and a high-impact solution for enhancing teacher effectiveness, promoting student learning of core subject concepts and skills and preparing students for state standardized tests. We believe that our flexible web-based distribution model and in-house content development capabilities will allow us to continually update and improve our products, distribute our products in a cost-efficient manner, and price our products affordably.

To date, we have completed 5 titles on CD formatted disks relating to the teaching of basic English to foreign speaking individuals. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”. These are not yet available online.

We have also completed virtual textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”;” Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade . Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

We do not intend to follow the core curriculum requirements as sponsored by the National Governors Association (NGA) and the Council of Chief State School Officers (CCSSO) but only use it as a guide in formulating math problem questions. However we intend to enhance the range and scope of our materials and questions based upon traditional curriculum requirements found throughout the United States prior to adoption of this curriculum by the forty-three states, the District of Columbia, four territories, and the Department of Defense Education Activity (DoDEA) who have adopted the Common Core State Standards.

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles in the Adobe Flash format relating to teaching “Money” for First Grade”; “Fourth Grade Algebra” and “Fifth Grade Algebra”;” First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus, and Calculus II.

The business of the Company was originally developed through a prior entity formed under the name the Terra Media, Ltd., a Delaware company (“Terra”). Terra did complete a registration statement pursuant to the 1933 Act and was approved for trading on the Bulletin Board. On June 2, 2008, the volume in Terra’s Common Stock was non-existent.

In January 2009, Terra decided to pursue the purchase and development of coal leases and entered into an agreement with Thomas Monahan to sell to Mr. Monahan the assets of Terra’s subsidiary Ding Dong School, Ltd. for a purchase price of $5,000 which included certain assets including computers, various software titles, Trade Marks, and production software with a book value of $37,688, assumption of officer loans aggregating $28,437, and the assumption of accrued liabilities aggregating $35,085. Mr. Monahan was the former President and controlling shareholder of both Terra and Ding Dong School, Ltd. and during the time when Mr. Monahan was in control of Terra, the Ding Dong School subsidiary was the only asset of Terra. Control, of Terra was purchased by Catherine Balloqui who also became Terra’s President and sole director. In 2009, Ms. Balloqui made the determination that Ding Dong School’s business was less desirable than energy assets and Terra then sold the assets to Mr. Monahan in exchange for the forgiveness of $5,000 owed to Roger Fidler by Terra for legal fees. Mr. Monahan retains no shares in Terra and Ms. Balloqui has no shares in Virtual Learning.

Our Markets

The U.S. educational system, consisting of K-12 and postsecondary education, collectively includes approximately 76 million students in approximately 130,000 schools and approximately $1.05 trillion in educational expenditures according to National Center for Education Statistics (“NCES”) and MDR, a Dun & Bradstreet company. The U.S. K-12 education market consists of more than 55 million students in approximately 120,000 schools, according to NCES and MDR.

Key Dynamics in the K-12 Education Market

A number of key dynamics have impacted the K-12 education market in recent years:

Increased Accountability. In November 2011, the National Center for Education Statistics released the results from the National Assessment of Educational Progress (“NAEP”), also known as the Nation’s Report Card. Overall, the 2011 NAEP results continue an unsettling trend of lagging achievement among the nation’s students. As published in this report, only 40% of 4th graders in the United States are proficient in math, along with 34% of 8th graders. Further, just 32% of 4th and 8th graders can read proficiently. Stagnant test scores and nagging achievement gaps have been the trend for American students over the last four decades. In recent years, policymakers and parents have paid greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators and school districts. States publish accountability reports that show each school’s progress and ability to meet proficiency standards, and these results are often reported by local press outlets. This increased visibility into school performance has led to increased parent and policymaker pressure on schools and teachers, including at the presidential level. The Federal administration launched the $4.35 billion “Race to the Top” (“RttT”) competition in 2010 to highlight and replicate innovative education strategies as part of the administration’s highly publicized efforts to reform education.

Increased Access to Computers and the Internet. Students use computer technology in and out of the classroom, and many students have access to internet-enabled computers at school and home. Increased usage and acceptance of online technology is changing how educational content is delivered and utilized by teachers and students. According to the Consortium for School Networking, 98% of rural and wealthy schools have high-speed internet access in classrooms, as do classrooms in 93% of poor urban school districts. More than 80% of Americans now have a computer in their homes and, of those, almost 92% have internet access, according to a study on home internet access from The Nielsen Company. In addition, Elementary and Secondary Education Act, or ESEA. mandates that schools improve school-to-home or school-to-parent communication and parental involvement in their child’s education. As a result, schools are increasingly looking for integrated website portals and productivity tools to more easily comply with this mandate, more effectively use student achievement data to keep parents informed and more readily guide parents’ ability to help their children improve their skills and proficiency.

Legislative Environment. There are several key legislative initiatives currently impacting the K-12 education market, including the following:

●	ESEA Reauthorization. In the United States, the increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, or NCLB, the common name for the 2001 reauthorization of ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments. The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually delayed. While many politicians believe that the nation’s primary education law needs to be revised, reauthorization legislation has been delayed with NCLB extended via a series of Congressional continual resolutions. Democratic and Republican differences on the Federal role in public education and the best strategies for meaningful educational reforms, coupled with other higher priority legislative objectives, has led to gridlock. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised legislation, whenever it occurs, with an increased focus on demonstrating student academic achievement growth, improving high school graduation rates and ensuring college and career readiness. Moreover, we expect that the use of technology to innovate and scale best teaching and learning practices will be a key component of the final reauthorization legislation. In the meantime, the requirements for seeking NCLB waivers continue the focus on high standards, assessment and accountability as summarized below.

●	NCLB Waivers. The original NCLB legislation required all U.S. students to be performing at grade proficiency levels in reading, language arts and mathematics by the 2013-2014 school year in order to achieve adequate yearly progress (“AYP”). However, the U.S. Department of Education has estimated that about 80% of U.S. schools would miss this AYP milestone for the current 2011-2012 school year, which would result in punitive consequences to those schools. With no Congressional action pending to address ESEA reauthorization and the AYP issue, in 2011 the U.S. Secretary of Education, Arne Duncan, announced plans to grant waivers for parts of the NCLB law which would take effect in the 2011-2012 school year. The waivers provide a framework for relief of some of the more onerous restrictions of NCLB, including AYP milestones. During 2011, 11 states applied for these waivers and 10 of those states were granted waivers. An additional 26 states and the District of Columbia submited applications for waivers by the February 2012 deadline.

●	Race to the Top. The U.S. Department of Education implemented its highly publicized RttT competition in 2010 whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. Eleven states and the District of Columbia.

●	Common Core Standards. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 43 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. A study recently published by Pioneer Institute, the American Principles Project, and the Pacific Research Institute of California estimated that it will cost nearly $16 billion for 45 states plus the District of Columbia to implement the Common Core Standards over a seven year period.

●	State and Local Funding. Most of our U.S. potential customers are public schools and school districts that are dependent on the availability of public funds, with about 46% of total education expenditures coming from state funds and 45% coming from local funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 6% in the third quarter of 2011, representing the seventh consecutive quarter that states reported growth in collections on a year-over-year basis. Overall, state tax revenues are now above pre-recession levels, but still below peak levels. In the third quarter of 2011, total state revenues were 2% higher than during the same quarter of 2007, but still 1% lower than the third quarter of 2008. Preliminary figures for October and November 2011 indicate further but softening growth in state tax revenues. Local property tax revenues grew modestly in the third quarter, after three consecutive quarters of decline.

Our Competitive Strengths

We believe the following are our key competitive strengths:

Accessible, Dynamic Web-based Platform. Our products are delivered entirely online, primarily in a Windows based format so they can be used by teachers and students on computers wherever internet access is available, such as classrooms, computer labs, media centers, school libraries, public libraries or at home. Our programs are compatible with existing school and school district enterprise systems using the Microsoft Windows operating system and require no additional software, no installation or maintenance and no extensive implementation or training. Moreover, unlike traditional workbooks or software products, our web-based product content is easily and quickly updated.

A number of key dynamics have impacted the K-12 education market in recent years:

Increased Accountability. Despite spending an estimated $650 billion during the 2007-2008 school year on K-12 education — more than any other developed country — the United States ranks 25th in the world in the quality of its primary education system, according to a 2008-2009 report by the World Economic Forum, which describes this a a “competitive disadvantage.” American students are slipping further behind their foreign peers in international assessments, and fewer are showing an interest in the science, technology, engineering, and math fields that are vital to innovation and entrepreneurial vigor. Within the United States, there exists a growing disparity in the academic performance of students in public schools in affluent communities compared to that of students in poorer neighborhoods. As a result, policymakers and parents have paid greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators, and school districts. States publish accountability reports that show each school’s progress and ability to meet proficiency standards, and these results are often reported by local press outlets. This increased visibility into school performance has led to increased parent and policymaker pressure on schools and teachers, including at the presidential level. President Obama’s administration has launched the $4.35 billion “Race to the Top” fund to highlight and replicate innovative education strategies as part of the administration’s highly publicized efforts to reform education.

Legislative Developments. In 2001, Congress passed the reauthorization of the Elementary and Secondary Education Act, commonly referred to as No Child Left Behind, or NCLB. NCLB requires states receiving federal funding for education to establish high, state-wide, academic standards in reading, mathematics and science for students in grades 3 through 8 and in high school and to assess students’ proficiency in meeting these standards annually. NCLB requires states to set incremental milestones for all students to show yearly proficiency improvements, with the goal that all students perform at grade-level proficiency by 2014. As states implemented new, higher academic standards and assessments in response to NCLB, it became clear that after the first two years of implementation, many schools, particularly those in large, urban, poorer communities were not meeting NCLB’s Adequate Yearly Progress, or AYP, milestones. As a result, educators began exploring instructional tools to help students master academic standards and improve performance on accountability assessments. This has driven demand for standards- based content and both formative and summative, or end-of-year, assessment products. The Elementary and Secondary Education Act initially was scheduled for reauthorization in October 2008, but was extended in order to allow the new U.S. presidential administration to impact the direction of any future reauthorization. In early 2009, Congress passed the American Recovery and Reinvestment Act, better known as the stimulus act, which provides more than $64 billion of federal funds for the Department of Education, with a phased roll-out of such funds to states between April 2009 and the spring of 2010. In order to receive these education funds, states must satisfy certain conditions, which are expected to correspond with the basic tenets of NCLB reauthorization. These conditions include assurances that states will strive to meet more rigorous educational standards, improve underperforming schools, lower high school dropout rates and ensure student readiness for success in college and in the workforce.

Increased Access to Computers and the Internet. Today’s students use computer technology in and out of the classroom, and many students have access to internet-enabled computers at school and home. Increased usage and acceptance of online technology is changing how educational content is delivered and utilized by teachers and students. According to the Consortium for School Networking, 98% of rural and wealthy schools have high-speed internet access in classrooms, as do 93% of classrooms in poor urban school districts. More than 80% of Americans now have a computer in their homes and, of those, almost 92% have internet access, according to a study on home internet access from The Nielsen Company. In addition, NCLB mandates that schools improve school-to-home or school-to-parent communication and involvement in their child’s education. As a result, schools are increasingly looking for integrated website portals and productivity tools to more easily comply with this mandate, more effectively use student achievement data to keep parents informed and more readily guide parents’ ability to help their children improve their skills and proficiency.

The Market for Supplemental Learning Materials. Schools use a variety of supplemental materials to augment their core curriculum, provide remediation and enrichment and offer additional learning opportunities in the classroom and at home. These materials include traditional print-based materials, such as textbooks, workbooks, problem sheets and printed reading materials. With increased availability and use of computers in the classroom and at home, vendors have developed software and, increasingly, online programs and content as an alternative to print-based materials.

An estimated $8 billion was spent on the K-12 instructional materials market in 2008, according to Association of American Publishers. In 2007, according to Market Data Research’s annual expenditures report, the national average for instructional materials spending is $237 per pupil.

Limitations of Traditional Print Products. Educators increasingly are recognizing the limitations of traditional print-based textbook and workbook learning materials, which are static, cannot be quickly corrected for errors or updated to address evolving standards, cannot provide individualized feedback to students, do not provide teachers with a method to quickly track student progress and become ragged and obsolete with time and usage. Such traditional print-based learning materials are costly and need to be replaced on a regular basis due to the publication of newer editions or, in the case of workbooks, use by students. These materials also do not provide administrators with easily obtainable metrics to measure the performance of classes, teachers, or individual grades in their schools on a regular basis. Increasingly, parents are finding their children coming home with fewer and fewer textbooks and other printed materials because the costs of providing children with materials to take home is simply too costly.

Limitations of Software Products. As a result of the recognition of the limitations of print-based products and the perceived advantages of computer-based materials, educators began to utilize software-based supplemental materials, such as CD-ROMs. However, these materials also have significant limitations. Software products are designed to run on specific operating systems with specific memory requirements, and require installation on individual computers or costly and time-consuming installations on centralized computer systems. Software products place increased demands on schools’ limited IT personnel, systems, and budgets. Access to these products is typically limited to the computers in a specific classroom or computer lab and cannot be used at home unless schools provide a student with a disk containing the software and the student has access to a computer with the appropriate operating system or ability to play a CD-ROM. Any updates require the publication, receipt, distribution and installation of new software or CD-ROMs, which would require the school and parents to purchase new versions. In addition, software-based products are typically unable to provide real-time feedback about student performance to teachers or educators. CD-ROM’s are also subject to being illegally duplicated.

Advantages of Online Learning Solutions. Online products can provide educators and parents with real-time feedback on student progress, allowing for tailored instruction based on individual student or classroom needs, and can generate reports for parents and teachers. Online products also are easily, automatically, and frequently updated with new or more current content, additional features and enhancements and provide students with instant feedback, positive reinforcement and remediation when proficiency levels are not met. Also, unlike software- or CD-ROM- based learning materials, web-based products require no software to be installed in school or home computers and can be accessed anywhere the internet is available. Web-based products can be offered at lower prices as they do not require expenditures for publishing, paper, or electronic media, shipping or warehousing. Web-based products are also becoming increasingly available for Smartphones, Tablets and Ebooks.

Our Competitive Strengths

We believe the following are our key competitive strengths:

Customized Content. Our line of virtual textbooks and assessment programs offers online, instruction, practice and assessments for certain subjects, primarily math in the first, second, third, fourth and fifth grades which we hope to expand to cover all grades and most subjects from first grade through twelfth grade and which we have attempted to build to meet the applicable standards in 43 states, i.e. trying to comply with the Common Core State Standard Initiative. We believe this customization will be attractive to parents and educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects.

Real-time Student Tracking, Built-in Remediation and Enrichment. In addition to our virtual textbooks, we have designed software that will assess a student’s progress in learning. We can provide real-time reporting on student achievement, allowing parents and educators the option to quickly identify learning gaps and provide targeted instruction and practice. Our assessment software also provides students with immediate feedback and explanations and, when required, remediation content designed to build foundational skills in order to accelerate students to grade-level proficiency.

Engaging, Fun and Easy to Use for Students. Our products utilize a simple, graphical user interface that we believe to be intuitive and easy to use. In addition, our virtual textbooks and supplementary web-based programs incorporate games and rewards in an attempt to make learning fun and engaging for students. By engaging students and providing them with the tools they need to succeed, we hope to enable them to take control of their own learning, boost their confidence, and keep them interested in using our products, while creating a culture of academic success.

Accessible, Dynamic Web-based Platform. Our products are delivered online so they can be used by teachers and students on computers wherever internet access is available, such as classrooms, computer labs, media centers, school libraries, public libraries or at home. Our programs are compatible with existing school and home systems and require no additional software, no installation or maintenance and no extensive implementation or training. Moreover, unlike traditional workbooks or software products, our Virtual Learning content is easily and quickly updated whenever content or functionality enhancements are introduced or products are modified due to changes in state standards.

High Impact, Low Cost Solution. Virtual Learning plans to offer a comprehensive online educational solution on a hosted platform and provides high quality content, assessment, and reporting for core subjects in a wide range of grade levels. At an anticipated annual subscription rate of $29.95 per family, Virtual Learning products are significantly less expensive than competing traditional print, software and online alternatives provided by large education publishers. Initially we plan to offer access to our full range of website based course offerings for free to help build a user base.

We have designed our software to enable quick modification to any language: We have designed into our software the ability to easily modify and convert its content to any language that we feel there is a market or would be required to meet the requirements of any of our subscriber base.

We believe increased accountability, including the need for school districts and states to meet the requirements of NCLB and other legislative developments, combined with the increased availability and utilization of web-based technologies by teachers, students, and administrators has resulted in decreased spending on traditional print-based and software-based supplemental materials and increased spending on innovative online programs that offer functionality and real-time assessment and reporting not provided by traditional solutions.

Our online products are easily and frequently updated with new or more current content, additional features and enhancements and can provide students with instant feedback, positive reinforcement and remediation when proficiency levels are not met. Web-based products require no software to be installed in school or home computers and can be accessed anywhere the internet is available. Web-based products can be offered at lower prices as they do not require expenditures for publishing, paper, or electronic media, shipping or warehousing.

Key Attributes of Our Business Model

We believe the following are the key attributes of our business model (Please note that NONE of the key attributes of our business model have materialized yet):

High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a potentially visible recurring revenue stream and high profit margins, neither of which have materialized as of December 31, 2011. We have not yet generated any revenue and have never generated a profit. In addition, we believe our low capital expenditure requirements and up-front subscription payments by subscribers should result in strong cash flow generation and high returns on invested capital when and if our future sales materialize.

Scalability and Flexibility. We continue to scale our business by increasing our product offerings using our products without incurring significant incremental expense. Our content development process, our flexible sales model and our cost-effective centralized, hosted online delivery platform will allow us to minimize our costs as we expand our product offerings and, hopefully, our business when and if sales develop.

Solution to Various Learning Problems: As a software development company, we have developed our products in direct response to parents and teachers concerns relating to student’s ability to master all of the material mandated the national core curriculum requirements in a timely manner. Our software includes, at present, over fifty modules that teach subjects as diverse as geometry, algebra, measurement, addition, subtraction, multiplication, division, and fractions, to name a few, This time pressure issue was further substantiated and further reported by such sources as the Education Resources Information Center; through several studies documenting the importance of time needed for learning and time spent in learning as parameters of educational achievement. Several studies have examined differences in student learning rates, amount of information acquired, and amount of information retained in three common types of classroom tasks. Tasks that required knowledge of specific facts; comprehension of basic concepts and principles; or application of facts, concepts, and principles to problem-solving activities. Results of studies indicated large differences among knowledge, comprehension, and application tasks for all measures of student performance. The effect of this is apparent in the “The National Assessment of Educational Progress”, commonly known as NAEP, or the nation’s report card, shows that not only have state scores not changed since the test was last administered in 2008, the states have not seen significant growth since the late 1990s.

An attempt at resolving this problem hopefully will be accomplished by the adoption of “The Common Core Standards” which has been adopted by 43 States and the District of Columbia is a state-led initiative that aims to establish basic, uniform education requirements across the country. These standards are sponsored by the National Governors Association and the Council of Chief State School Officers with the participation of many states. The standards will be phased in over time, with curriculum development scheduled to begin in 2010-2011. The State Board’s resolution “directs that school district curricula for all students be aligned with these revised K-12 standards in mathematics and English language arts and literacy in history/social studies, science, and technical subjects,” according to the phased-in timeline. The standards will provide more clarity about and consistency in what is expected of student learning across the country. Until now, every state has had its own set of academic standards, meaning public education students at the same grade level in different states have been expected to achieve at different levels. Falling budgets, increased student density per classroom, and what may be perceived by parents and teachers as more demanding learning requirements will only place a greater burden for the student to keep up. Our virtual textbooks and other learning products may help a student overcome this problem by learning on an individual level and at his or her own rate in a non-threatening, non-judgmental environment, Secondly: Granting access to all our subscribing students to all of our materials for all grade levels with the payment of one annual subscription fee gives students the opportunity to learn beyond his or her level and get a head start when advancing to a higher grade or the next level in the learning process.

Third: Granting access to all of our subscribing students to all of our virtual courses and supplementary material and assessment programs will allow students who are deficient in having mastered content required in a prior classroom module, prior grade or from another school, will give students an opportunity to make up for any deficiencies at his or her own pace and in a non-threatening and non-judgmental environment.

Fourth: The software platform we currently use for all of our products is ideally suited to adapt all of our products to any number of languages with minimal programming changes. It is our intention to make all of our products available in the Spanish language.

Our Growth Strategy

Ability to Implement Growth Initiatives. With regard to the section “Develop New Products and Enhance our Online Platform” below, the reference to new products in that section refers to completing the additional titles mentioned below and this process is on-going and the essence of our growth strategy. The completion of the additional titles is the primary goal of the Company during the next year. The main obstacle to achieving the growth strategy initiatives is the fact that at present we have one employee and limited funds. The failure to obtain additional funding would seriously impair or prevent achieving any of the growth strategy initiatives set forth below prior to development of the 32 titles mentioned below. With such funding, prior to developing the 32 titles we contemplate achieving certain of our growth initiatives or substantial parts of them. For example, with respect to cross platform functionality, while we are in the process of completing the four stages of development for any given title, we are constantly seeking ways to adapt the programming of each title to be operational on as many platforms as possible. By taking into account several other changes our files will play any standard PC, android cellphone and also play in a video player. Other initiatives such as commencing development of an eBook platform will not be possible until additional funds are acquired and employees hired. Use of the HTML5 standard is not anticipated until 2014 when we anticipate that HTML5 will become standard. Similarly, programming for additional science and reading titles, as well as translation into other languages need additional employees and funding and thus will not occur prior to completion of the 32 titles.

Develop New Products and Enhance our Online Platform. Once we have achieved a revenue stream we intend to develop new products, as well as new features and functionality for our online platform, to address student needs, parents, and teacher requests in order to maintain the competitiveness we feel necessary to maintain growth both in the number of subscribers to our online services and to enable us to increase our per subscriber revenue by offering increased value. The development of new products and the enhancement of our Online Platform are relevant to our growth because such development and enhancement improve functionality of content to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a Microsoft Windows based desk top or laptop computer over the internet whereas in the future it will be viewable over cellphones and tablets. To date our system is viewable through any Windows or MacIntosh computer systems over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the iPhone, iPad and Blackberry. We also want to convert our modules to become a video presentation.

Continue development in cross platform functionality for mobile telephone systems. As briefly addressed above, in order to address additional subscribers we intend to make our online services available to mobile telephone users. We are currently capable of serving Android Tablet users. We intend to extend this cross platform functionality to iPad and IPhone and Blackberry cell phones. These Smartphones appear to be establishing a significant and increasing market share of the mobile telecommunications business. A Smartphone is a mobile phone that offers more advanced computing ability and connectivity than a contemporary feature phone. Smartphones and feature phones may be thought of as handheld computers integrated with a mobile telephone, but while most feature phones are able to run applications based on platforms such as Java Me a smartphone usually allows the user to install and run more advanced applications. Smartphones run complete operating system software providing a platform for application developers. Thus, they combine the functions of a camera phone and a Personal digital assistant (PDA). The increased availability and utilization of web-based and mobile technologies enhances and supplements teacher instruction, engages today’s technology-savvy learners and improves student outcomes. Some smartphones, sometimes called NirvanaPhones, have a docking station with an external display and keyboard to create a desktop or laptop environment. Growth in demand for advanced mobile devices boasting powerful processors, abundant memory, larger screens, and open operating systems has outpaced the rest of the mobile phone market for several years. According to a study by ComScore, over 45.5 million people in the United States owned smartphones in 2010 out of 234 million total subscribers. Despite the large increase in smartphone sales in the last few years, smartphone shipments only make up 20% of total handset shipments, as of the first half of 2010. In March 2011, Berg Insight reported data that showed global smartphone shipments increased 74% from 2009 to 2010.

Develop New Products and Enhance our eBook Platform. Our strategy calls for development of electronic books as an additional source of revenue, additive to revenue coming from online services. An electronic book (also e-book, ebook, digital book) is a text and image-based publication in digital form produced on, published by, and readable on computers or other digital devices. Numerous e-book formats emerged and proliferated, some supported by major software companies such as Adobe with its PDF format, and others supported by independent and open-source programmers. Multiple readers follow multiple formats, most of them specializing in only one format. As of 2009, new marketing models for e-books were being developed and dedicated reading hardware was produced. E-books have yet to achieve global distribution.

In the United States, as of September 2009, Amazon Kindle and Sony’s PRS-500 were the dominant e-reading devices. By March 2010, some reported that the Barnes & Noble Nook may be selling more units than the Kindle. On January 27, 2010 Apple Inc. launched a multi-function device called the iPad In July 2010, online bookseller Amazon.com reported sales of ebooks for its proprietary Kindle outnumbered sales of hardcover books for the first time ever during the second quarter of 2010, saying it sold 140 e-books for every 100 hardcover books, including hardcovers for which there was no digital edition. By January 2011, ebook sales at Amazon had surpassed its paperback sales. In the overall U.S. market, paperback book sales are still much larger than either hardcover or e- book; the American Publishing Association estimated e-books represented 8.5% of sales as of mid-2010.

In 2010 we saw an expansion of eBook platforms. Amazon released the Kindle DX International Edition worldwide and released the third generation Kindle, available in 3G+Wi-Fi and Wi-Fi versions. Bookeen revealed the Cybook Orizon at CES and debuted the Orizon touchscreen e-book reader. Apple released the iPad with an e-book app called iBooks. Between its release in April 2010, to October, Apple has sold 7 million iPads. Kobo Inc. released its Kobo eReader to be sold atIndigo/Chapters in Canada and Borders in the United States. Kobo Inc. released an updated Kobo eReader, which now includes Wi-Fi. Barnes & Noble released the new NOOKcolor. Sony released its second generation Daily Edition PRS-950. PocketBook expanded its successful line of e-readers in the ever-growing market. Lastly, Google launched Google eBooks. The development of new products and the adapting and enhancement of our present courses to the EBook Platform are relevant to our growth because such development and enhancements improves the functionality of content to be viewed by the students through systems that are most relevant to them which includes the eBook platform. To date we have applied to become a registered developer for Amazon Kindle and Barnes and Noble Nookcolor. In the future, if approved we will have to adapt our modules from Adobe Flash into Java and JavaScript and then market the products to the users of these platforms expanding our customer base, i.e. growth.

Develop New Products and Modify Products Based Upon the HTML5 Standard. At present only iPad and the iPhone can run a fully developed HTML5 application. However, we believe that HTML5 will become the new standard for web sites. Thus, we intend to make all of our web sites, both present and future, fully functional in HTML5 so that we will continue to present what we believe to be the most advanced instructional software for each of the modules we create hopefully insuring that our future growth will become impaired by less than current functionality. HTML5 is a language for structuring and presenting content for the World Wide Web, a core technology of the Internet. The target date for full adoption of the HTML5 standard is schedule for 2014. It is the latest revision of the HTML standard (originally created in 1990) and currently remains under development. Its core aims have been to improve the language with support for the latest multimedia while keeping it easily readable by humans and consistently understood by computers and devices (web browsers, parsers etc.). HTML5 promises to offer extensive cross platform features and functionality in animation, video applications and products for use on the World Wide Web for PC’s, mobile phones and Tablets. The development of new products and the enhancement of our Online Platform is relevant to our growth because such development and enhancement improve the functionality of content to be viewed over a broader base of communications platforms, At present, we are relying upon Adobe Flash to continue its own development and continue to be the most viewed and adaptable software platform to create our courses. Adobe Flash has built its reputation as one of the most media rich platforms on the market with an installed user base in excess of 90% on the desktop and laptop computers marketed today. HTML5 is expected to be the new challenger to the success of Adobe Flash. It is expected that beginning in 2014, HTML5 will rival Adobe Flash’s abilities to present an equally broad base of content over a broader range of communication devices including but not limited to cellphones, tablets and eBook devices. To date our system is viewable through any Windows computer systems over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the iPhone, iPad and Blackberry cellphone. By so doing we will expand our customer base and further the growth of our business.

Our flexible web-based distribution model and in-house content development capabilities allow us to continually update and improve our products, make our products immediately available on the World Wide Web regardless of platform and distribute our products in a cost-efficient manner.

Increasingly tech-savvy students today are increasingly relying on multiple devices and media to access information, through the World Wide Web. As such, it is important to deliver our content in the way that best suits their needs. With 3 Screen access,(PC, Mobile, Tablet) we will open up new distribution channels, extending our reach while making our content conveniently accessible, regardless of time or place. And, since our content is ‘always on’, we may achieve higher numbers of subscribers. In this way we hope that our products will garner the widest possible user audience and hence positively impact our growth.

We have adapted our software platform to permit us to embed video content which will allow our subscribers to seamlessly watch our videos, regardless of whether they come to our site by way of a PC, mobile Smart Phone, or Tablet. We feel that by re-designing the format of our virtual courses, we can create a line of virtual courses that may be viewed using an interactive video format such as is available through the smartphone and tablet technologies. The development of new products and the enhancement of our Online Platform to a video platform are relevant to our growth because such development and enhancement improve functionality of content to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a desktop or laptop computer over the internet whereas in the future it will be viewable over cellphones, tablets and internet ready television sets. To date our system is viewable through any Windows or MacIntosh computer systems over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the cell phone, tablet and internet connected television systems to expand the customer base, especially among young viewers.

Expand Into New Related Markets for Further Growth. We believe there is a significant opportunity to utilize our programming language platform to create fully animated, talking, colorful, interactive content for the subject fields of science and reading and sell our products in new geographic and end markets that will enhance our growth.

We believe there is a significant opportunity to modify the content of our virtual text books and related assessment materials into other languages. Bilingual Education is a program used to help limited English proficient (LEP) children keep up with all their required academic competencies, such as math, history and science, while they are learning English through ESL (English as a Second Language) classes. Many LEP students learn to speak conversational English within the first 2 years, but research consistently shows that it takes 4 to 7 years before most students are able to use English to learn academic subjects and perform on a par with native English-speaking peers. A recent national research (Collier & Thomas 1996) shows that late-exit quality bilingual programs actually create the best results, with students in 2-way bilingual programs (bilingual students and native-English speakers learning in 2 languages in the same classroom) out-performing their mainstream peers. Despite what the research is showing, most bilingual education programs transition their students into the mainstream within the first 3 years.

Bilingual program students continue learning academic subjects like math and science in the language in which they are able to learn most effectively, while learning English. There is always an ESL component to each bilingual program. Uninterrupted development of children’s cognitive, academic, and linguistic skills is critical in the academic success of limited English proficient students. Moreover, is it not better to build on the assets that the students bring with them- their knowledge, languages and cultures- rather than discouraging the development of those valuable resources.

Bilingual programs have been proven to be cost effective for school systems to implement for the following reasons:

1) LEP students who chose bilingual education programs are less likely to be placed into expensive special education programs as those who chose to stay in the sink or swim English-only programs, 2) With the additional support, bilingual education students are less likely to drop out of high school than their language minority peers in English-only programs, 3) Bilingual education helps to nurture and support the continual development of valuable bilingual/bicultural skills that are needed in our global economy.

There are numerous contributing factors that help explain the desertion of bilingual children and the cultural diverse child. Some of them reside in teenagers themselves, some are institutional, and some are social. Teenagers start questioning the educational system in which their needs are not satisfied. Families pressed by economic needs encourage teenagers to work, because they see education as a very expensive commodity. Pressing economic need impels them to earn a living instead of continuing their education. The exorbitant and rising costs of a college education and misinformation about the opportunities to succeed in college combine to present a bleak future for minority students. The lack of basic skills is another contributing factor. A typical bilingual student lags two years behind his or her classmates, which imprint on them a label that in some cases is very difficult to overcome. Children know who are the good students and are the ones who lack behind. Teenagers feel the alienation and become truants. Truancy makes their stay at school even more difficult. While the students who come to class regularly gain knowledge, the youngsters who are truant fall farther behind, and the gap between their knowledge level and the ideal level becomes greater.

By addressing bi-lingual educational needs and by translating our online programming and eBooks into other languages we will expand our potential user base and hence promote subscriber and revenue growth. The development of new products and the enhancement of our business by producing product for non-English speakers is relevant to our growth because such development and enhancement aims to expand customer base into new markets to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a desk top or laptop computer over the internet whereas in the future it will be viewable over cellphones and tablets, for non-English speakers. To date we have translated third and fourth grade geometry courses into Spanish and in the future we intend to translate all modules into Spanish to expand our market to include more Spanish speaking customers. We also have been having preliminary discussions for marketing Asian language courses again with an eye toward expanding the customer base in the future.

We have designed into our User Registration and billing procedure the flexibility to attract sales and offer promotions and incentives to school systems, organizations and groups to sign on groups of students.

In addition to attracting individual students to sign on to our web-based virtual textbooks and related assessment materials, we have designed into our system the flexibility to permit a school system, organization, or group to enroll any number of students and have our system track their subscription and learning progress and to notify the parents and/or sponsors as to the student’s progress. This capability should enhance our prospects for growth b allowing organizations to acquire access to our web site for many subscribers in one easy registration process. The registration and billing procedure are relevant to our growth because such programs allow large user groups to be serviced at lower per pupil cost and paying the group for the benefit derived by the Company through the lowered servicing costs per pupil. To date our system has been adapted to allow sales to a group and tie them to one payer. In the future we expect this system to be upgraded as we gain more experience in group sales. This will also allow us to us commissioned salespersons with less effort. All of these are anticipated to enhance sales growth.

Our Products and Services

Virtual Learning is a subscription-based online education company. As of December 31, 2011, we have not begun to accept subscribers. We are making available our courses and virtual textbooks free of charge through our website www.mathisbasic.com in order to create a student user base. We have had only preliminary discussions with a very limited number of potential distributors. We provide instruction through our fully interactive virtual textbooks. Our fully animated, interactive featured, colorful and audio virtual textbooks have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that improve the performance of students via proprietary web-based platforms games that engage students, reinforce and reward learning achievement. Our core product line helps students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via proprietary our web- based platform through one of our several websites on the World Wide Web with the URL www.mathisbasic.com; www.scienceisbasic.com, and www.readingisbasic.com. Please note that we have only one operational website www.mathisbasic.com.

When a student logs into our web-based system, the student is granted total access to all subjects regardless of grade. Falling budgets, increased student density per classroom, and what may be perceived by parents and teachers as more demanding learning requirements have only placed a greater burden for the student to keep up. Our virtual textbooks and other learning products may help a student overcome this problem by learning on an individual level and at his or her own rate in a non-threatening, non-judgmental environment. Since it is self-paced and fully contained it allows students to work at an advanced pace as well as provide remedial support.

Virtual Learning is also a producer and intends to distribute computer software and video educational materials on CD and DVD formatted disks which will be available through various distributors and our websites either as a download or in boxed format. We have opened ecommerce store fronts on Amazon.com, and Barnes and Noble’s Nook. We have combined rigorous content in math with interactive features and games that engage students, reinforce and reward learning achievement. It is our intention to eventually have all our content available both online and in the CD and DVD formats. However, at present there are some titles that are not available in both formats.

To date, we have completed 5 titles on CD formatted disks relating to the teaching of basic English to foreign speaking people. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”. These are not yet available online.

We have also completed virtual textbooks in the ePub format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: “Geometry”;” Fourth Grade math: “Geometry”; “Fifth Grade Math: “Geometry”; First Grade Math: “Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra” “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade These titles will all be available online, as well as in CD and DVD format. Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics and science text books and work book courses for grades Pre-K through college level.

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles relating to teaching “Money” for First Grade; “Fourth Grade Algebra” and “Fifth Grade Algebra”; First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: “Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry and Pre-calculus.

Core Educational Principles

We believe that one of the keys to our success lies in our core educational principles that guide product design and development:

●	Clear expectations. We have subdivided each grade into approximately twenty four different modules. Each module focuses on an underlying topic which is further explored with rigorous content which has been presented in an in depth, animated, colorful, and interactive format. Our initial presentation starts out with a review of the basic underlying concepts and skills and is patiently and painstaking incremented with all of the content and skills required to be learned and mastered for that particular grade. Clear goals for the student to master the targeted skills or concepts. Each module includes activities and various types of questions to assess the student’s mastery and progress.

●	High quality, rigorous content. We are in the process of building courses from the ground-up, customized to each set of standards for a particular topic. We utilize a scaffolding approach to content development that begins with skill building and then builds to higher level thinking skills.

●	Fun and engaging assignments. Our virtual text books are embedded with short games, an assortment of activities and a variety of question formats to assess the student’s mastery of the material. These features provide continual positive reinforcement and reward learning to engage students and build student confidence in a non-judgmental and non-threatening environment.

●	Immediate feedback. Students will receive immediate feedback and explanations for each question and activity, allowing them to learn and quickly apply new knowledge to subsequent questions and to build skills and conceptual understanding in order to handle more complex content that follows.

Our Subscribers

Our target market is the approximately 74 million students that attend school throughout the United States consisting of K-12 and postsecondary education and the approximately 1.5 million students that are being home schooled though out the United States.

Marketing, Sales and Subscriber Support

Marketing Activities

When implemented our marketing strategy will be to continually increase our brand and Web-site awareness, to introduce and to continually generate qualified subscriber leads for our web-site. We intend to focus our marketing efforts on individual students and their parents, individual schools, principals, and teachers for sales to both new and existing subscribers.

Our primary marketing activities will include:

●	targeted campaigns to individual students and their parents and other family members, schools, and organizations sponsoring after school learning opportunities by using search engine marketing, direct mail, e-mail marketing and print advertisements; participation in tradeshows; building on relationships with satisfied students and parents, organizations, and school subscribers to target new sales to other interested parties in the geographic area;

●	Webinars for existing subscribers introducing them to new products, add-on features and upgrades; incentives such as free months to attract new subscribers or free trials of add-on products to attract renewals; and we intend to promote ourselves through magazine advertisements describing and offering our virtual text books.

Subscriber Support

We will provide our subscribers with service through “contact us” via phone, live chat or by email.

Our Competition

As a general matter, we face varying degrees of competition from a variety of education companies because our learning systems encompass many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, and school districts. Virtual Learning will compete primarily with other providers of supplemental educational materials and online learning tools.

We believe our principal competitors will include: providers of online and offline supplemental instructional materials for the core subject areas of reading, mathematics, science and social studies for K-12 institutions; companies that provide K-12-oriented software and online-based educational assessment and remediation products and services to students, educators, parents, and educational institutions; the assessment divisions of established education publishers, including Pearson Education, Inc., The McGraw-Hill Companies, and Houghton Mifflin Harcourt Company; providers of online and offline test preparation materials; traditional print textbook and workbook companies that publish K-12 core subject educational materials, standardized test preparation materials or paper and pencil assessment tools; summative assessment companies that have expanded their product lines to include formative assessment and instruction products; non-profit and membership educational organizations and government agencies that offer online and offline products and services, including in some cases at no cost, to assist individuals in standards mastery and test preparation; and providers of website hosting for students, teachers and schools.

We believe the principal competitive factors in Virtual Learning’s market will be: quality of content and deep customization to standards; formative assessment and reporting to inform instruction; ease of use, including whether a product is available online; program efficacy and the ability to provide improved student outcomes; ability to engage students; quality of subscriber support; vendor reputation; and price.

Virtual Learning expects to compete primarily with textbook, workbook, study guide and software product published by the large postsecondary publishers, such as Pearson, McGraw-Hill, Cengage, Wiley, and Mosby (Reed Elsevier).

Concentrations

We anticipate that the majority of our revenues from the sale of subscriptions and our products and services will occur in North America.

The Technology

We are using Adobe Flash as the platform upon which to develop our virtual text books and CD and DVD formatted educational titles. Adobe Flash has several unique features that make it ideal for our purposes. First, it has the ability to publish our work in several formats including as an executable file which may be played on either a PC or a Macintosh Computer. In additional the same programming may also be used as the basis for presentation on our website with no change in the basic core code. Adobe Flash is especially useful in its ability to incorporate and integrate many forms of media into a single interactive program.

Adobe Flash is one of the most popular and versatile applications for digital multimedia and website development. Flash is a vector-based medium able to deliver compelling vector animated content at a fraction of the bandwidth required by other animation media. Flash is now one of the most flexible interactive digital-media authoring tools available, offering the capabilities to run not only on the Internet and desktop computer platforms, but on game consoles and mobile devices as well.

As the Internet has become more complex, more easily accessed, and more plentiful in rich media, it has increasingly become a destination for those wanting to be educated and entertained at the same time. Education is a subset of media (online or offline, interactive or not) that presents science, math, history or culture in a compelling and entertaining manner. This is where Flash-based education and entertainment enters the scene. Flash allows for the creation of nonlinear, self-motivated, educational experiences that feature compelling and powerful use of sound, video, imagery, and interactivity.

Flash offers a series of file types to which our creations can be published. Each format has its own particular strengths and weaknesses. In particular and as they relate to our products we utilize the publishing option of producing our content as SWF files. SWF, is viewable only if our intended audience has installed a “Flash Player” on their computer. Adobe Flash CS5 is the latest in the Flash family of software. Not only is the player that plays Flash content one of the most downloaded pieces of software-surpassing both Internet Explorer and Netscape as well as nearly all media players. Flash Players 4,5,6, 7,8, 9 and now version 10 accompanied virtually every copy of Windows, from Windows 98 first edition on up through Windows XP SP2 and Internet Explorer 7, 8 and 9. The only exceptions are Windows 2000, Windows XP Pro x64 and Windows Server 2003. The Flash Player is also available as a free downloadable file from Adobe’s home website. In addition, we also publish our titles in the “Windows Projector” format, which is a self-executing EXE file that does not need a web browser or a plug-in to view the content. We can distribute the Windows Projector without having to worry whether our intended audience has the necessary Flash plug-in, a compatible web browser, or even an Internet connection. Our titles are self-contained packages produced and distributed on CD ROM or DVD formatted disks. We can also produce our titles in the Macintosh equivalent of the Windows Projector as a self- executing HQX file. The Macintosh Projector does not need the Flash plug-in or a browser to be viewed.

One of the most important and relevant characteristics of Adobe Flash is its ability to present material in almost any language. The language component of the computer program is documented as an image file, which then is displayed independent of the computer user’s operating system limitations and graphic display limitations. This will allow us to present our content in many languages simultaneously from within the program and not have to worry about the user’s computer system to display that language.

Intellectual Property

The Company has copyrighted the content on all of its virtual textbooks and related materials and CD or DVD products.

We consider elements of our software and peer-to-peer clustering technology to be proprietary. We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements, and certain technology and security measures to protect our intellectual property, proprietary technology, and know- how. Our future results of operations are highly dependent on the proprietary technology that we have developed internally.

Employees

As of December 31, 2011, we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we have not been successful in our efforts, and there no assurance that we will be successful in the future. Our employee is not subject to a collective bargaining agreement.

Facilities

We currently occupy office space rent free from our President on a month to month basis.

Available Information

We make available free of charge, through our Internet website (www.archlearning.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that electronically file with the SEC at www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our offices located at 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204, Attention: Investor Relations.

Item 1A. Risk Factors

An investment in our common stock is highly speculative and involves a high degree of risk. Therefore, we are disclosing all material risks herein and you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

Added Costs Due to Being a Public Company.

There is a substantial increase of costs to the Company as a result of being Public. These costs include, but are not limited to the cost of conducting a yearly audit of the financial condition and quarterly reviews of the Company and such costs can be in excess of $50,000 yearly. In addition, there can be additional legal costs associated with preparing all necessary filings with the Securities and Exchange Commission or other regulatory body, if the Company is not subject to the reporting requirements of section 13 or 15(d) of the Securities Act. There are also assorted other additional costs to the Company for being Public. As a result of all of these additional costs, the Company is likely to be less profitable, if it becomes profitable, if it does not generate enough revenue, when and if commences producing revenue, to cover the additional costs.

Current Economic Conditions May Impact Our Commercial Success and Ability to Obtain Financing.

The current economic conditions could have a serious impact on the ability of the Company to achieve viability. Due to the decrease in overall spending, there is a possibility that spending on educational software and related services may decrease for the foreseeable future, resulting in less potential economic activity for the Company. Since we are a very small operation, we may not be able to create sufficient sales to sustain ourselves. In addition, due to the severe difficulty in obtaining credit in the current economic crisis, we may have trouble seeking out and locating additional funds or require financing of our operations.

If we fail to develop subscriber relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to develop subscriber relationships. We cannot guarantee that subscribers will be found; that any such relationships will be successful when they are in place, or that business with the subscribers will increase. Failure to develop such relationships could have a material adverse effect on our business, results of operations, and financial condition.

Effect of Governmental Regulations: Compliance with Environmental Laws

We do not believe that we are subject to any material government or industry environmental regulations.

Effect of Governmental Regulations: Compliance with Copy Right Laws:

The Common Core state standards (“common core”) are provided under the terms of a public license. The common core is protected by copyright and/or other applicable law. Any use of common core other than as authorized under this license or copyright law is prohibited.

Any person who exercises any rights to the common core thereby accepts and agrees to be bound by the terms of the common core license. The rights contained therein are granted in consideration of acceptance of such terms and conditions. Thus adoption of the common core makes common core compliance difficult, expensive and in some instances virtually impossible. The Company has therefore decided not to make its published materials common core compliant and to the extent that customers are seeking common core compliant learning materials such customers may choose to avoid doing business with our Company and thus our revenues and income would be impaired.

The recent ongoing adoption of online learning in established education markets makes it difficult for us to evaluate our current and future business prospects for sales to school systems. If web-based education fails to achieve widespread acceptance by students, parents, teachers, schools and other institutions, our growth and profitability may suffer.

The use of online learning technology is a relatively new approach in the traditional K-12 education testing and assessment markets. There can be no assurance that our online products and services will achieve success in the K- 12 or post secondary education markets. Our success depends in part upon the adoption by students, teachers, and school districts of technology-based education initiatives. Some academicians and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering content online. As a necessary corollary to the acceptance of web-based education in the classroom, our growth depends in part on parental acceptance of the role of technology in education and the availability of internet access in the home. If the acceptance of technology-based education does not continue to increase, our ability to continue to grow our business could be materially impaired.

Our revenue will be primarily generated by sales of subscriptions to our website over the term of the subscription. Our subscriber renewal rates are difficult to predict and declines in sales of our products or subscriber renewal rates may materially adversely affect our business and results of operations.

We anticipate that revenue from subscription sales will account for a substantial majority of our revenue for the next few years. The average subscription period for our products is expected to be 12 months. Additionally, promotional incentives, such as complimentary months of service, will be offered periodically to new subscribers, resulting in a subscription term longer than one year. Our subscribers will not be obligated to renew their subscriptions at the end of the term, nor will they be required to pay any penalties if they fail to renew their subscriptions. As a result, our subscribers have no obligation to renew their subscriptions after the expiration of their initial subscription period. We will begin the renewal process approximately two months prior to a subscription ending. Sales of our products or services or our subscriber renewal rates may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that have affected our product sales or subscriber renewal rates in the past are not predictive of the future, and, as a result, we cannot accurately predict subscriber renewal rates. If planned sales to new subscribers do not materialize or our subscribers do not renew their subscriptions at anticipated previous levels, our revenue, when and if such revenue generation commences, may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

Our business is expected to be subject to seasonal fluctuations, which may cause our cash flow to fluctuate from quarter-to-quarter and materially adversely impact the market price of our common stock.

Our cash flow may fluctuate as a result of seasonal variations in our anticipated business, principally due to:

●	our subscribers’ spending patterns, which we expect to relate to typical gift giving holidays and the start of the academic year.

●	the timing of expirations and renewals of subscriptions;

●	the timing of special promotions and discounts, including additional free months of subscriptions.

 It is expected that a significant percentage of our new sales and subscription renewals will occur in the second and fourth quarters because parents make purchases related to the new academic year. The fourth calendar quarter may produce the second highest level of sales and renewals, relating to holidays which are occasions for gift giving. Because payment in full for subscriptions is typically due at the time of subscription or renewal, and our operating expense, of which labor and sales commissions make up the largest portion, will be been fairly consistent throughout the year, we typically expect higher cash flow in the quarters with stronger sales and renewals. We do. however, expect quarterly fluctuations in cash flow.

System disruptions, vulnerability from security risks to our networks, databases and online applications and an inability to expand and upgrade our systems in a timely manner to meet unexpected increases in demand could damage our reputation, impact our ability to generate revenue and limit our ability to attract and retain subscribers.

The performance and reliability of our technology infrastructure is critical to our business. Any failure to maintain satisfactory online product performance, reliability, security, or availability of our web platform infrastructure may significantly reduce subscriber satisfaction and damage our reputation, which would negatively impact our ability to attract new subscribers and obtain subscriber renewals. The risks associated with our web platform include:

●	breakdowns or system failures resulting in a prolonged shutdown of our servers, including failures attributable to power shutdowns or attempts to gain unauthorized access to our systems, which may cause loss or corruption of data or malfunction of software or hardware;

●	breakdowns or system failures resulting from the release of new features or functionality, which may cause unintended malfunctions of software or hardware;

●	human error by systems engineers, programmers, other internal staff, and other vendor staff; performance issues, such as low response time or bugs, that detract from the user experience;

●	increased complexity or more difficult navigation resulting from implementation of new features and functionality, that detract from the user experience;

●	disruption or failure in our Web Host provider, which would make it difficult or impossible for students to log on to our websites;

●	damage from fire, flood, tornado, power loss, or telecommunications failures;

●	Infiltration by hackers or other unauthorized persons; and

●	any infection by or spread of computer viruses.

In addition, increases in the volume of traffic on our websites could strain the capacity of our Web Host’s existing infrastructure, which could lead to slower response times or system failures. This would cause a disruption or suspension of our product and service offerings. Any web platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites could reduce subscriber satisfaction and result in a reduction in the number of subscribers using our products and services. If sustained or repeated, these performance issues could reduce the attractiveness of our websites and products and services.

We may need to incur additional costs to Web Host’s systems in order to accommodate system disruptions, security risks, and increased demand if we anticipate that our systems cannot handle higher volumes of traffic in the future. We may also need to upgrade our web platform and systems as new technologies become available that we are required to implement in order to keep our infrastructure up-to-date and product offerings relevant. We may be forced to make upgrades in response to new competitors or significant improvements to existing competitors’ web platforms and system capabilities. However, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems.

We are subject to laws and regulations as a result of our collection and use of personal information, particularly from our K-12 student users, and any violations of such laws or regulations, or any breach, theft or loss of such information, could materially adversely affect our reputation and operations and expose us to costly litigation.

We anticipate that the vast majority of our product users will be minors. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Many states have also passed laws requiring notification to users when there is a security breach of personal data. Additionally, the Family Educational Rights and Privacy Act, or FERPA, protects the privacy and restricts the disclosure of student information, and we must remain FERPA-compliant through security policies, processes, systems, and controls, including using software that detects hackers and other unauthorized or illegal activities. We cannot predict whether new technological developments could circumvent these security measures. If the security measures that we use to protect personal or student information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims. In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain internet companies. We could incur significant expense and our business could be materially adversely affected if new regulations regarding use of personal information are introduced, if our security measures are ineffective or if our privacy practices are investigated.

We may not be able to develop new products and services or expand our existing product lines in a timely and cost effective manner.

Each of our products are created from state standards for a particular grade level and subject in the K-12 market for math subjects. With these standards continually changing, as well as the updating of our current learning products, our product and content development teams may not be able to respond to changing market requirements on a timely basis. If we are not able to generate sufficient new revenue to exceed the incremental costs associated with developing and delivering new products and entering new markets, our results of operations may be materially and adversely affected. Furthermore, we may be unable to develop and offer additional products and services on commercially reasonable terms and in a timely manner or maintain the quality and consistency necessary to keep pace with changes in market requirements and respond to competitive pressures. A failure to do any of these things may result in a material decline in our revenue and may prevent us from achieving profitability.

If we are unable to develop, maintain and enhance our brand identity, our business and results of operations may suffer.

The initial development and continued development of our brand identity is important to our business, and expanding brand awareness is critical to attracting and retaining our subscribers. Potential subscribers may not be aware of the relationship of our brands with one and another, particularly “Learning is Basic” serving as an umbrella for each of our product lines. If and when we begin to obtain subscriptions and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our sales and marketing efforts will be successful in promoting our brands in a competitive and cost-effective manner. If we are unable to create, maintain and enhance our brand recognition and awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially and adversely affected.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales and marketing expenditures in recruiting subscribers.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales efforts, including our ability to:

●	Obtain any subscribers and if obtained retain the then existing subscribers and sell them additional products and services

●	Develop and then enhance “word-of-mouth” subscriber referrals

●	Obtain sales personnel and, once obtained, retain our most productive sales managers and staff

●	Compete effectively against larger competitors to secure sales.

In addition, our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

●	create awareness of our brands

●	select the right market, media and specific media vehicles in which to advertise

●	identify the most effective and efficient level of spending in each market, media and specific media vehicle

●	provide timely and appropriate sales collateral to assist the sales team

●	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures

●	determine the most appropriate pricing models and simple quote generator for subscribers and sales reps

●	effectively manage marketing costs, including creative and media expense, in order to maintain acceptable subscriber acquisition costs

●	keep the website navigation and messaging simple and relevant to subscribers;

●	generate leads for sales, including obtaining subscriber lists in a cost-effective manner

●	drive traffic to our website

●	convert subscriber inquiries into actual orders.

Our planned sales and marketing efforts and expenditures may not result in increased revenue or generate sufficient levels of product and brand awareness, and we may not be able to increase our net sales at the same rate as we increase our sales and marketing efforts and expenditures.

If our products or services contain errors, new product releases could be delayed or our services could be disrupted. As a result, our subscribers may choose not to renew their subscriptions and our business could be materially adversely affected.

If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products and services in the future. Because our products and services are complex and because we do not “pre-launch” any of our products or upgrades to any third parties prior to the official launch, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in time, but are more common when a new product or service is introduced or when new versions are released. We expect that, despite our testing, errors will be found in the future. If an error occurs, our product and service offerings may be disrupted, causing delays or interruptions. Significant errors, delays, or disruptions could lead to:

●	decreases in subscriber satisfaction with and loyalty toward our products and services;

●	delays in or loss of market acceptance of our products and services;

●	diversion of our resources;

●	a lower rate of subscription renewals or upgrades;

●	injury to our reputation;

●	rebates or refunds of subscription fees;

●	increased service expense or payment of damages; or

●	increased competitive focus on our existing and prospective subscriber base.

If we are unable to adapt our products and services to technological changes, the emergence of new computing devices or to more sophisticated online services, we may lose market share and revenue, and our business could suffer.

We need to anticipate, develop, and introduce new products, services, and applications on a timely and cost effective basis that keeps pace with technological developments and changing subscriber needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically and this trend is likely to continue. Our products and services were designed for internet use on desktop and laptop computers. The lower resolution, functionality, and memory associated with alternative devices currently available may make the use of our products and services through such devices difficult. We have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such versions. If we fail to develop or sell products and services cost effectively that respond to these or other technological developments and changing subscriber needs, we may lose market share and revenue and our business could materially suffer.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others, including software piracy, could harm our business, reputation, and competitive position.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying the basic functionality. Any changes in or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be materially adversely affected.

We may be sued for infringing the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages or enter into royalty or license agreements with third parties and could limit our ability or increase our costs to use certain content or technologies in the future.

We may be sued for infringing the intellectual property rights of others or be subject to litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of merits, intellectual property claims are often time-consuming and expensive to litigate and settle. In addition, to the extent claims against us are successful, we may have to pay substantive monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expense.

The confidentiality, non-disclosure and other agreements we use to protect our products, trade secrets, and proprietary information may prove unenforceable or inadequate.

We intend to protect our products, trade secrets and proprietary information, in part, by requiring all of our employees and consultants to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We will also enter into non-disclosure agreements with our technical consultants, vendors, and resellers to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.

We have not registered copyrights for all of our products, which may limit our ability to enforce them.

We have not registered or copyrighted all of our software, written materials, website information, designs, or other copyrightable works. The U.S. Copyright Act automatically protects all of our copyrightable works, but without registration, we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registered in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.

We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.

We own several domain names that include the terms Learning and Basic among others. Third parties may acquire substantially similar domain names that may decrease the value of our domain names and trademarks and other proprietary rights, and this may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.

We do not own all of the software, content and other technologies used in our products and services.

Some of our products and services include intellectual property owned by third parties. From time to time, we may be required to renegotiate with these third parties or negotiate with new third parties to include or continue using their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on commercially reasonable terms, or at all, and the third-party software we use may not be appropriately supported, maintained, or enhanced by the licensors. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, or if those third parties are unable to support, maintain and enhance their software, we could experience increased costs or delays or reductions in product releases and functionality until equivalent software or content can be developed, identified, licensed and integrated.

As a start-up or development stage enterprise, an investment in our company is considered a high-risk investment whereby you could lose your entire investment.

We have not commenced operations and, therefore, we are considered a “start-up” or “development stage enterprise” company. We have limited experience selling educational software. We may incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

Our Board of Directors does not contain any independent directors.

Our board is composed of one member, Thomas Monahan, our sole officer and director. Thus, the Board member is not an “independent” director, based on the independence criteria set forth in the corporate governance listing standards of the NASDAQ Stock Market. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and also is not a significant owner of the company’s shares. Due to our small size the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

We have a history of no revenue and no income and recent losses since our inception that may continue and cause investors to lose their entire investment.

Virtual was formed on January 6, 2009, and it has cumulative net losses amounting to $891,434 from Inception to December 31, 2011, losses amounting to $129,236 for the year ended December 31, 2010 and losses amounting to $81,526, for the year ended December 31, 2011.

Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated April 30, 2011, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. The financial statements for the years ended December 31, 2010 were examined by other auditors and were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources. These include obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of Thomas Monahan, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Thomas Monahan, our President. He is 64 years old. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise. Due to our limited operating history as well as the recent emergence of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses. We expect to incur losses during the next 12 months of operations or possibly for a longer period of time. We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, usage and acceptance of the Internet, changes in the demand for the our products and services, introductions or enhancements of products and services by us and our competitors, delays in the introduction or enhancement of products and services by us or our competitors, subscriber order deferrals in anticipation of new products, changes in our pricing policies or those of our competitors and suppliers, changes in the distribution channels through which products are purchased, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, our ability to attract, retain and motivate qualified personnel, changes in the mix of products and services sold, changes in foreign currency exchange rates and changes in general economic conditions. We are attempting to expand our channels of supply and distribution. There also may be other factors that significantly affect our quarterly results that are difficult to predict given our limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter. As a retail business, we expect to operate with little or no backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders and the ability of the Company to fulfill orders received within the quarter, All of these factors can be difficult to forecast. Our expense levels are based in part on our expectations as to future orders and sales, which, given our limited operating history, are also extremely difficult to predict. Our expense levels are, to a certain extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products and services in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, and could be material. Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. In some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.

We plan to use any revenues received to further develop and advance our range of educational products, and to increase our sales and marketing. Many of the expenses associated with these activities (for example, costs associated with hiring professional programmers) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability, it will be difficult for you to evaluate an investment in our stock, and you may lose your entire investment.

We were initially formed in January 2009. We have a limited operating history. The market for our products sold through the Internet has not begun to develop and will be rapidly evolving when marketing of our products on the internet commences. If our website is inactive, we may experience limited sales. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. In order to be successful, we must, among other things, attract, retain and motivate qualified subscribers to view our website, successfully implement our Internet marketing programs, respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment due to our lack of experience.

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our products and services are new and intensely competitive. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter each of its markets. We are aware of a few major retailers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products and services. Numerous product offerings and services that compete with those of ours can be expected in the near future. Intense price competition may develop in our markets. We face competition in the overall Internet market, as well as in each of the market segments where our products and services compete. We have multiple competitors for each of our products and services. Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical, and marketing resources, name recognition and a more developed subscriber base. We do not believe our markets will support the increasing number of competitors and their products and services. In the past, a number of product markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate one or more of our market segments. There can be no assurance that we will be able to compete effectively with current and future competitors.

Our future success depends upon successful sale of our products through electronic market media, and if we do not successfully achieve significant market acceptance and usage of our products, such failure would materially adversely affect our business.

Many of our products and services are intended to be introduced for sale through electronic market media. Our success will depend largely upon the success of these and future products and services, and marketing presentation enhancements. Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our results of operations and financial condition. If we are unable to successfully market our products and services, develop new products, services, and enhancements, complete products and services currently under development, or if such new products and services or enhancements do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected. The market for our products and services is characterized by rapid technological change, changing subscriber needs, frequent new product introductions, and evolving industry standards. These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new products through the Internet in the near future. Our future success will depend in significant part on our ability to continually and on a timely basis introduce new products, services, and technologies and to continue to improve our products and services in response to both evolving demands of the marketplace and competitive product offerings. As a result, demand for and market acceptance of new products or services is subject to a high level of uncertainty, risk, and competition. These pressures may force us to incur significant expenditures to become and remain competitive in these marketplaces, and, if we fail to appropriately address these pressures, our business, financial condition, and prospects could be materially adversely affected.

Our limited experience in implementing and conducting internet based commerce may impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business. If our website is inactive, we may experience limited sales. We have limited experience in the businesses comprising our Internet/Direct Commerce business. In order for our Internet/Direct Commerce business to succeed, we must, among other things:

●	make significant investments in our Internet/Direct Commerce business, including upgrading our technology and adding a significant number of new employees;

●	significantly increase our online traffic and sales volume;

●	attract and retain a loyal base of frequent visitors to our website;

●	expand the products and services we offer over our website;

●	respond to competitive developments and maintain a distinct brand identity;

●	form and maintain relationships with strategic partners;

●	provide quality subscriber service; and

●	continue to develop and upgrade our technologies.

We cannot assure you that we will be successful in achieving these and other necessary objectives or that our Internet/Direct Commerce business will ever be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects would be materially adversely affected.

Transactions conducted on the internet involve security risks, and there can be no assurance that all of our subscribers’ transactions will be secure.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as subscriber credit card numbers. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect our subscriber’s transaction data. Any compromise of our security could have a material adverse effect on our reputation. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. To the extent that activities of our or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose our company to a risk of loss or litigation and possible liability which could have a material adverse effect on us.

Thomas Monahan will continue to control matters affecting our company which may conflict with shareholder interests.

Thomas Monahan, director and President of our Company, beneficially owns 10,000,000 shares (65.15%) of the common stock of our Company. Mr. Monahan controls the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions.

Our working capital is limited and we will likely need to raise additional capital to fully implement our business.

We have limited working capital on hand. Our ability to commence and continue operations and operate as a going concern is wholly contingent raising additional capital, our ability to borrow funds from Thomas P. Monahan, President of the Company, and unrelated third parties, and the receipt of proceeds from the sale subscriptions and of our CD/DVD products on commencement of operation. If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. As of this date, we have generated no income and there can be no assurance that any such income will be forthcoming in the future.

There may be a major change in the core curriculum requirements of school systems throughout the United States which would require a complete reprogramming of our virtual text books.

Core curricula change from time to time and any significant change in such curricula would force us to reprogram our virtual textbooks to address such changes. This would consume both management time and corporate resources, especially funding, to conform our textbooks to the changes. If such changes are extensive it could find the Company in a position where such changes could not be addressed rapidly enough to remain competitive and thus could materially and adversely affect our business operations.

We depend on products made using one technology; and products using different technologies may attract subscribers jeopardizing our business prospects.

We are using Adobe Flash as the platform for all of our software. Adobe Flash is one of the most versatile programming systems available. It is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. It is this quality that has allowed us to adopt our style of presenting educational materials into saleable products. Adobe Flash offers the ability to output our programs in a format that will play both PC based computer systems and Macintosh computer systems.

If Adobe Flash were to become deleted from Adobe’s product line or become not supported or updated to keep pace with current computer hardware, then our software products would become obsolete very quickly. To our knowledge no other programming system can match the product abilities of Adobe Flash.

In the unfortunate event that Adobe ceases to produce and sell Adobe Flash, we cannot assure that we will be successful in finding a substitute for the same. Our failure to find a substitute may lead to termination of the operation, and thus cause adverse effects to our prospects.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Unforeseeable circumstances may occur which could compel us to seek additional funds. Future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could require additional financing Thus, we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilative to our stockholders’ interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

RISKS RELATING TO OUR COMMON SHARES

You will not receive dividend income from an investment in the shares and as a result, you may never see a return on your investment.

We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of the securities offered by our company. As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

Our officers, directors and holders of 10% or more of the issued and outstanding common shares of the Company own 84.69% of the outstanding shares of our common stock. If they or our present non-affiliated shareholders choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

Prior to listing, which may or may not occur, there has been no market for the common stock of the Company. If a market develops and due to the controlling amount of their share ownership in our Company, if our officers, directors and holders of 10% or more of the issued and outstanding common shares of the Company (presently Thomas Monahan and John Swint) decide to sell their shares in the public market, the market price of our stock could decrease and all shareholders suffer a reduction to the value of their stock. Unless registered in the future, if our officers, directors and 10% or more holders decide to sell any of their common stock, they will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of a director, officer or person holding 10% or more of the common stock (affiliates) to sell shares by limiting the sales of securities made under Rule 144 during the three-month period preceding the date of sale to the greater of: (1) 1% of the outstanding common stock of the issuer (163,500 shares if the maximum is sold); or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

There are presently 15,902,100 shares outstanding on April 30, 2015. Presently there are 1,503,100 shares that would be freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to our “affiliates,” as that term is defined under Rule 144 under the Securities Act. The remaining 13,000,000 shares of common stock held by existing affiliate stockholders and an additional 1,400,000 shares held by non-affiliates are “restricted securities,” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if registered or if their resale qualifies for exemption from registration described below under Rule 144 promulgated under the Securities Act.

As a result of Rules 144, the shares sold in this offering and the restricted securities will be available for sale in the public market as follows:

Rule 144

In general, persons who have beneficially owned restricted shares of our common stock for at least six months, and any affiliate of the company who owns either restricted or unrestricted shares of our common stock, are entitled to sell their securities without registration with the SEC under an exemption from registration provided by Rule 144 under the Securities Act.

Non-Affiliates

Any person who is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, may sell an unlimited number of restricted securities under Rule 144 if:

●	the restricted securities have been held for at least six months (including the holding period of any prior owner other than one of our affiliates);

●	we have been subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale; and

●	we are current in our Exchange Act reporting at the time of sale.

Affiliates

Persons seeking to sell restricted securities who are our affiliates at the time of, or any time during the three months preceding, a sale, would be subject to the restrictions described above. They are also subject to additional restrictions, by which such person would be required to comply with the manner of sale and notice provisions of Rule 144 and would be entitled to sell within any three-month period only that number of securities that does not exceed the greater of either of the following:

●	the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Additionally, persons who are our affiliates at the time of, or any time during the three months preceding, a sale may sell unrestricted securities under the requirements of Rule 144 described above, without regard to the six month holding period of Rule 144, which does not apply to sales of unrestricted securities.

Unlimited Resales by Non-Affiliates

Any person who is not deemed to have been an affiliate of ours at the time of, or at any time during the three months preceding, a sale and has held the restricted securities for at least one year, including the holding period of any prior owner other than one of our affiliates, will be entitled to sell an unlimited number of restricted securities without regard to the length of time we have been subject to Exchange Act periodic reporting or whether we are current in our Exchange Act reporting.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Our Common Stock Is A “Penny Stock,” And Compliance With Requirements For Dealing In Penny Stocks Make It Difficult For Holders Of Our Common Stock To Resell Their Shares.

Currently there is no public market for our common stock. If the common stock is ever listed in, the public market in what is known as the over-the-counter market and at least for the foreseeable future, our common stock will be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these investors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor’s account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third Parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Penny stocks are stocks with a price of less than $5.00 per share unless traded on NASDAQ or a national securities exchange.

Penny stocks are also stocks, which are issued by companies with Net tangible assets of less than $2.0 million (if the has been in continuous operation for at least three years); or $5.0 million (if in continuous operation for less than three years); or average revenue of less than $6.0 million for the last three years.

The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and to the Internet and other online services could have a material adverse effect on us.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on us. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our service is available over the Internet in multiple states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only two states, and failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and to the Internet and other online services could have a material adverse effect on us.

Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

●	regulatory or political developments;

●	market conditions in the broader stock market;

●	actual or anticipated fluctuations in our quarterly financial and results of operations;

●	introduction of new products or services by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	investor perceptions of us and the educational industry;

●	sales, or anticipated sales, of large blocks of our stock;

●	additions or departures of key personnel;

●	litigation and governmental investigations; and

●	changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the Company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

If a trading market if the Company’s common stock develops, and if securities or industry analysts do not research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline in the event that a trading market for the Company’s common stock develops.

If a trading market for our common stock develops, it will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline, if such a market develops. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material, if a trading market in the Company’s common stock develops.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of April 30, 2015, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 84.69% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and are subject to other requirements that will be burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may not be determined to be effective, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.

Prior to our initial public offering, we are operating our business as a private company. We will now be required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of listing on the OTCBB, and if listed for continuing to remain listed on the OTCBB, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated there under, which impose significant compliance obligations upon us. As a public company, we will be required to:

●	Prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and OTCBB rules;

●	create or expand the roles and duties of our board of directors and committees of the board;

●	maintain a more comprehensive financial reporting and disclosure compliance functions;

●	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;

●	enhance and formalize closing procedures at the end of our accounting periods;

●	maintain an internal audit function;

●	enhance our investor relations function;

●	establish and maintain new internal policies, including those relating to disclosure controls and procedures; and

●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These requirements entail a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 60 Knolls Crescent Suite 9M; Bronx, New York 10463.

Item 3. Legal Proceedings

We currently are not subject to any material litigation or regulatory proceedings.

Item 4. Mine Safety

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no public market for the Company’s Common Equity.

As at December 31, 2011, there are 15,350,000 shares of common stock issued and outstanding held by approximately 34 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31,			For the period from inception (January 6, 2009) to December 31,
	2011	2010	2009	2011
Statements of Income:
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(81,526)	(129,236)	(680,672)	(891,434)
Net income from continuing operations	$(81,526)	$(129,236)	$(680,672)	(891,434)
Earning from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Balance Sheet Data:
Cash and cash equivalents	$82	$18,573
Total assets	248,262	295,732
Total liabilities	23,696	1,640
Total equity (deficit)	224,566	294,092

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Management’s Discussion and Analysis or Plan of Operation contains “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

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

(c) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

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

PLAN OF OPERATION

Overview

Virtual Learning was formed as a Nevada corporation on January 6, 2009. We are a subscription-based, software-as-a-service provider of education products who at the present time is making our math courses available to all students free of charge, grades First through college level calculus, as an incentive to utilize our www.mathisbasic.com website. Ideally students will return often to improve their knowledge and make use of test and practice sessions.

Virtual Learning provides instruction, practice, and assessments that improve the performance of students via proprietary web-based platforms through our website on the World Wide Web with the URL www.mathisbasic.com.

Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format, which will be available through various distributors and our website either as a download or in boxed format. We have combined rigorous content in math with interactive features and games that engage students, reinforce, and reward learning achievement. In 2012, Virtual Learning began publishing an aggregate of fourteen titles to Amazon Kindle and Barnes and Noble Nook. These titles have a retail price of $3.00 and earn the Company a 65% royalty with each sale.

The Company has one curriculum development contract with Lawrence William Kazmierczak, a professor of mathematics that requires the Company to pay him to author courses in Pre-Calculus, Calculus I, and II, and to consult on the creation of high school level math courses. This Agreement provides for Professor Kazmierczak to receive 5% royalties on the Company’s net revenues up to one million dollars of net revenues, and 5% royalty on net revenues beyond one million dollars on projects in which he directly participates and has made material contributions. In addition, he has received 200,000 shares of the Company’s common stock. We determine what projects in which he has directly participated and made material contributions by our internal record keeping as to time devoted to each project. We determine the revenue attributed to those projects by monitoring devices that allow us to determine which authorized user has devoted how much time to which module and then comparing the same to the entire revenue stream.

Events and Uncertainties critical to our business

Demand for our products and services are affected by the general economic conditions in the United States. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like software generally increase. When economic conditions are less favorable, sales of non-essential educational items are generally lower. In addition, we may experience more competitive pricing pressures during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses, we will be forced to curtail our operations and go out of business. Our success depends in a large part in our ability to create additional product lines sufficient to create a catalog of programs to offer allowing us to implement a successful marketing and sales plan. While we are currently seeking to hire additional computer programmers and educators to consult with as to program accuracy and content there is no guarantee that these efforts will result in any substantial sales. Because of the lack of funding, we are unable to hire a dedicated programming and research consulting team who will devote their efforts to helping us design and create new programs of high quality in a timely manner.

If we are able to obtain sufficient funding to become operational, there is no guarantee that we will be able to find personnel who will be able to work closely with the Company to help design and create new lines of product or to process orders, including special orders, made via the internet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

Going Concern

As of December 31, 2011, Virtual Learning had $82 cash and negative working capital of $23,614. For the years ended December 31, 2011 and 2010, Virtual Learning had no revenues and sustained net losses of $81,526 and $129,236, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $246,000 and $274,000 of stock-based and contributed curriculum development costs as of December 31, 2011 and December 31, 2010, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

From its inception on January 6, 2009 to December 31, 2011, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital. As a result, Virtual Learning has been considered a development stage enterprise for the periods presented. Virtual Learning’s accumulated deficit during the development stage (the period from inception (January 6, 2009) through December 31, 2011 and December 31, 2010) equals $891,434 and $809,908, respectively.

There is no assurance that Virtual Learning can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned future operations. These factors raise additional substantial doubt about Virtual Learning’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary from an unfavorable resolution of this uncertainty.

On June 2, 2011, Virtual Learning filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended, to offer an aggregate of up to 1,000,000 shares of common stock at $.50 per share for an aggregate offering of $500,000. On August 10, 2011, Virtual Learning’s S-1 registration became effective and on December 30, 2011, Virtual Learning’s Post Effective Amendment No. 2 to Form S-1 became effective . The offering was terminated in 2012 with the sale of an aggregate of 2,100 shares of common stock to 19 individuals for an aggregate consideration of $1,050 or $.50 per share.

Property and Equipment

Property and equipment is presented at stated value upon contribution or at the cost of acquisition. Depreciation is provided using the straight-line method over an estimated useful life of five years. Repairs and maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles .generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, Virtual Learning’s management evaluates its estimates, including those related to revenue recognition, the need for an allowance for uncollectible accounts receivable, the need for recognition of an impairment allowance for capitalized curriculum development costs, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock in the absence of a public market for these shares.

Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

●	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2011 and 2010.

Capitalized Curriculum Development Costs

Virtual Learning internally develops curriculum, which is primarily provided as web content and accessed via the Internet. Virtual Learning also creates text books and other offline materials.

Virtual Learning capitalizes curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning capitalizes curriculum development costs when the projects under development reach technological feasibility. Many of our new courses are leveraged off proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

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

Total capitalized curriculum development costs are $246,000 as of December 31, 2011. These incurred capitalized costs were $12,000, $122,000 and $152,000, for the year ended December 31, 2011, for the year ended December 31, 2010, and from inception (January 6, 2009) through December 31, 2009, respectively. The asset balance at December 31, 2011 also reflects a reduction of $40,000 for the cancellation of 200,000 shares of common stock issued in 2009 to a programmer whose work product was considered unsatisfactory. These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges. From inception (January 6, 2009) to December 31, 2011, no amortization or impairment charges have been recorded.

Cash and Cash Equivalents

All liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all liquid investments with stated maturities of greater than three months are classified as short-term investments.

Revenue Recognition

Revenue will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

Revenue generated from the Company’s subscription based learning service will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

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

Net Income (Loss) Per Common Share

Basic net income (Basic net loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period (none for the periods presented).

Recent Developments

During the period from January 1, 2010, to December 31, 2011, we made the following improvements in that we:

1.improved our methods of animation workflow to the point of being able to render our work product as both an interactive animation and video format suitable for playing on You Tube or manufacturing, production and distribution as a DVD formatted disc;

2.completed and filed for copyright on our title “First Grade Math Workbook”;

3.completed our “Second Grade Math Workbook”; and

4.changed the utilization of our www.mathisbasic.com website making the www.mathisbasic.com website as a free access marketing tool for our materials and offering our subscription services and to house the student database.

Seasonality of Business

In the United States, seasonal trends associated summer vacations, start of academic years, normal gift giving holidays, popular shopping holidays and occasions, promotion to the next grade level are periods where sales expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions. In addition, sales of subscriptions to organizations willing to sponsor group subscribers start of school budget years, and state testing calendars also affect the timing of our sales of subscriptions to new and existing subscribers. At present, we anticipate that subscriptions to our products will generate the vast majority of our revenue. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new subscribers.

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2011 and 2010.

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	From inception (January 6, 2009) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	40,547	8,540	49,459
Common stock issued for consulting fees			600,000
Common stock issued for legal fees	40,000	120,000	240,000
Depreciation and amortization	979	696	1,975

Total operating expenses	81,526	129,236	891,434

Loss from operations	(81,526)	(129,236)	(891,434)

Other income/deductions	-	-	-

Net loss	$(81,526)	$(129,236)	$(891,434)

We are a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com and learningisbasic.com. The lack of completed titles and working capital hampered operations in both 2011, and 2010.

Management has taken substantial time in the development and programming of our virtual text books and related materials and thought was spent in updating our website. The measure of our success in the future will depend on our ability to navigate through a treacherous macroeconomic environment and challenging market conditions, execute our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and optimal basis and focusing our retail capabilities.

Results of Operations - Comparison for the years ended December 31, 2011 and 2010

Revenues

For the years ended December 31, 2011 and December 31, 2010, revenues were none. This lack of revenue was mainly the result of the lack of capital to implement its business plan and hire additional personnel to help complete virtual textbook courses.

Cost of Sales

For the years ended December 31, 2011 as compared to December 31, 2010, cost of sales were none. This lack of cost of sales can be attributed to lack of initiating our marketing plan.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 aggregated $40,547 and includes office expenses of $1,271; computer expenses of $5,765 professional fees of $28,300 and State Registration filing fees of $5,210; Selling, general and administrative expenses for the year ended December 31, 2010 aggregating $8,540 include: Nevada state franchise taxes of $700; computer expenses of $6,871; office expenses of $437; and, travel expenses of $532. This increase of $32,007 was primarily due to audit an review fees incurred in 2011 as part of the Company’s filing of registration statements with the SEC.

Common stock issued for legal fees decreased $80,000 from $120,000 in 2010 to $40,000 in 2011.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, our cash balance was $83 and $18,573, respectively, total assets were $248,262 and $295,732, respectively, and total current liabilities amounted to $23,696 and $1,640, respectively, including officer loan payable of $3,036 and $1,640, respectively. As of December 31, 2011 and 2010, the total stockholders’ equity was $224,566 and $294,092, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

In July, 2011, Virtual Learning reached an agreement with a programmer that was engaged to perform certain functions relating to software and video production and whose work was found unacceptable to return 200,000 shares of common stock for cancellation that was issued in 2009 as part payment for his services. The cancellation of these shares was recorded in 2011 as a reduction in capitalized curriculum development costs at the price issued of $40,000 or $.20 per share.

Subsequent to the date of the financial statements, we also had the following events occur:

Public Offering

In December 2012, Virtual Learning’s public offering of up to 1,000,000 shares of common stock at $.50 per share terminated. An aggregate of 2,100 shares of stock were sold for $1,050.

Write off of Capitalized Curriculum Development Costs

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The writeoff relates to work performed by three consultants (who had received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

Issuance of Common Stock for Consulting Services

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount will be expensed in the three months ended June 30, 2013.

Trademark Cancelled

In March 2014, the Company’s Learning is Basic trademark was cancelled by the United States Patent and Trademark Office. The Company continues to use its Shapeville USA trademark and other URL’s that the Company owns such as Math is Basic, Science is Basic and Reading is Basic to identify its educational software products.

Convertible Promissory Notes

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share.

As an inducement to make the loans, Virtual Learning promised to issue the lenders an aggregate of 200,000 shares of Virtual Learning common stock (which were issued and delivered to the lenders in January 2015).

Issuance of Common Stock for Legal Services

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share).

In its report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. The financial statements for the year ended December 31, 2010 were examined by another auditor and were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its subscribers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations, and we do not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

We estimate that in the next twelve months we will need a minimum of approximately $230,000 in new funds; specifically $47,000 for salaries, $18,000 for general and administrative costs, $45,000 for the purchase of additional computers, $65,000 for marketing and promotion, since inception, $5,000 for inventory and product samples, and $50,000 for working capital.

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

Risk

Effects of Inflation

We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.

Foreign Currency Exchange Rate Risk

We are not exposed to potential gains or losses from foreign currency fluctuations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Supplementary Data are included in Item 15 of this report. The following table summarizes data derived from our unaudited Statements of Income and Cash Flows for each of the three months ended on the dates indicated. The information for each of these quarters has been prepared on the same basis as our audited financial statements included in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited financial statements and the related notes included in Item 15 of this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(680,000)	—	(333)	(339)
Net (loss) income from continuing operations	$(680,000)	$—	$(333)	$(339)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	March 31, 2010	June 30, 2010	September 30, 10	December 31, 2010
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(121,956)	(3,496)	(2,656)	(1,127)
Net (loss) income from continuing operations	$(121,956)	$(3,496)	$(2,656)	$(1,127)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(4,296)	(4,055)	(55,728)	(17,448)
Net (loss) income from continuing operations	$(4,296)	$(4,055)	$(55,728)	$(17,448)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Virtual Learning Company, Inc.

I have audited the accompanying balance sheet of The Virtual Learning Company, Inc. (the “Company”), a development stage enterprise, as of December 31, 2011 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011 and for the period from inception (January 6, 2009) to December 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. as of December 31, 2011 and the results of its operations and cash flows for the year ended December 31, 2011 and for the period from inception (January 6, 2009) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

THE VIRTUAL LEARNING COMPANY, INC.

New York, New York

In accordance with the terms and objectives of our engagement, we have audited the accompanying balance sheets of The Virtual Learning Company, Inc. (A Development Stage Enterprise) as of December 31, 2010, and the related statements of operations and cash flows for the year ended December 31, 2010 and the statement of changes in stockholders’ equity from inception (January 6, 2009) through December 31, 2010. The Virtual Learning Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan our audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Virtual Learning Company, Inc. is not required, at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of The Virtual Learning Company, Inc.’s internal control over financial reporting. Accordingly, we do not express such an opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of The Virtual Learning Company, Inc., as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph of this report present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, and the changes in stockholders’ equity from inception (January 6, 2009) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared and are presented assuming that The Virtual Learning Company, Inc. will continue as a going concern. As discussed in the notes to the financial statements, The Virtual Learning Company, Inc. has incurred cash and significant non-cash operating losses for the year ended December 31, 2010, and from inception (January 6, 2009) through December 31, 2009, has had minimal or no revenue from sales of products or services, and has not commenced planned principal business operations. There is no assurance that The Virtual Learning Company, Inc. can reverse its operating losses, or that it can raise additional debt or equity capital to allow it to proceed with its planned future operations.

These factors, among others, raise substantial doubt about The Virtual Learning Company, Inc.’s ability to continue as a going concern. The Virtual Learning Company, Inc.’s management plans regarding these matters are disclosed in the notes to the financial statements. These financial statements do not include any adjustments related to the recoverability of recorded asset values that might be necessary from an unfavorable resolution of this significant uncertainty.

/s/ LGG & Associates, P.C.
LGG & Associates, P.C.

Lawrenceville, Georgia
April 15, 2011

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82	$18,573

PROPERTY AND EQUIPMENT, net	2,180	3,159

OTHER ASSETS
Capitalized curriculum development costs	246,000	274,000

Total assets	$248,262	$295,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$-
Corporate State taxes payable	660	-
Officer loan payable	3,036	1,640
Total current liabilities	23,696	1,640

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2011 and 2010, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2011 and 2010, there are 15,350,000 and 15,350,000 shares outstanding, respectively	15,350	15,350

Additional paid-in capital	1,100,650	1,088,650
Deficit accumulated during the development stage	(891,434)	(809,908)

Net stockholders’ equity	224,566	294,092

Total liabilities and stockholders’ equity	$248,262	$295,732

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	From inception (January 6, 2009) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	40,547	8,540	49,459
Common stock issued for consulting fees			600,000
Common stock issued for legal fees	40,000	120,000	240,000
Depreciation and amortization	979	696	1,975

Total operating expenses	81,526	129,236	891,434

Loss from operations	(81,526)	(129,236)	(891,434)

Other income/deductions	-	-	-

Net loss	$(81,526)	$(129,236)	$(891,434)

Basic and diluted loss per common share	$(.01)	$(.01)	-

Weighted average shares outstanding	15,350,000	14,750,000	-

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

From Inception (January 6, 2009) through December 31, 2011

	Common stock		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Common stock issued to founder for cash	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for capitalized curriculum development costs	700,000	700	139,300	-	140,000
Issuance of common stock for consulting fees	3,000,000	3,000	597,000		600,000
Issuance of common stock for legal fees	400,000	400	79,600	-	80,000

Contributed services for Capitalized Curriculum development costs	-	-	12,000	-	12,000

Net loss from inception to December 31, 2009	-	-	-	(680,672)	(680,672)

Balance at December 31, 2009	14,100,000	14,100	827,900	(680,672)	161,328

Issuance of common stock for cash	100,000	100	19,900	-	20,000

Issuance of common stoc™k for capitalized curriculum development costs	550,000	550	109,450	-	110,000
Issuance of common stock for legal fees	600,000	600	119,400	-	120,000

Contributed services for capitalized curriculum development costs	-	-	12,000	-	12,000
Net loss for the year ended December 31, 2010	-	-	-	(129,236)	(129,236)
Balance at December 31, 2010	15,350,000	15,350	$1,088,650	(809,908)	$294,092

Contributed services for capitalized curriculum development costs	-	-	12,000	-	12,000
Cancellation of Common stock issued in 2009 for capitalized curriculum development costs	(200,000)	(200)	(39,800)	-	(40,000)
Issuance of common stock for legal fees	200,000	200	39,800	-	40,000
Net loss for the year ended December 31, 2011	-	-	-	(81,526)	(81,526)
Balance at December 31, 2011	15,350,000	$15,350	$1,100,650	$(891,434)	$224,566

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the year ended December 31, 2010	From inception (January 6, 2009) to December 31, 2011
OPERATING ACTIVITIES
Net loss	$(81,526)	$(129,236)	$(891,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	696	1,975
Issuance of common stock for consulting
services		-	600,000
Issuance of common stock for legal fees	40,000	120,000	240,000
Changes in operating assets and liabilities:
Accrued liabilities	20,000	-	20,000
Corporate State taxes payable	660	-	660
Net cash used in operating activities	(19,887)	(8,540)	(28,799)

INVESTING ACTIVITIES
Property and equipment	-	(1,155)	(4,155)

FINANCING ACTIVITIES
Proceeds from officer loan payable	9,646	9,040	37,186
Repayments of officer loan payable	(8,250)	(22,800)	(34,150)
Issuance of common stock for cash	-	20,000	30,000

Net cash provided by financing activities	1,396	6,240	33,036

NET INCREASE (DECREASE) IN CASH	(18,491)	(3,455)	82

CASH BALANCE, BEGINNING OF PERIOD	18,573	22,028	-

CASH BALANCE, END OF PERIOD	$82	$18,573	$82

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash investing and financing activities:
Issuance of common stock for capitalized curriculum development costs	$-	$110,000	$250,000
Contributed services for capitalized curriculum development costs	$12,000	$12,000	$36,000
Cancellation of Common stock issued in 2009 for capitalized curriculum development costs	$(40,000)	$-	$(40,000)

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010 and from Inception (January 6, 2009) through December 31, 2011

1 - Summary of Significant Accounting Policies

Nature of Operations

The Virtual Learning Company, Inc. (“Virtual Learning”) was incorporated on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value).

Virtual Learning is a subscription based software as a service (“SaaS”) provider of education products. Virtual Learning provides instruction, practice, assessments, and productivity tools that improve the performance of educators and students via proprietary web-based platforms at www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com.

Virtual Learning is also a producer of a series of practice workbooks published on CD, DVD formatted disc and USB Drives and in the ePub format which has been sold through Barnes and Noble’s Nook and Amazon’s Kindle commencing in 2012.

Basis of Presentation/Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These standards contemplate continuation of Virtual Learning as a going concern.

As of December 31, 2011, Virtual Learning had $82 cash and negative working capital of $23,614. For the years ended December 31, 2011 and 2010, Virtual Learning had no revenues and sustained net losses of $81,526 and $129,236, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $246,000 and $274,000 of stock-based and contributed curriculum development costs as of December 31, 2011 and December 31, 2010, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

From its inception on January 6, 2009 to December 31, 2011, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital. As a result, Virtual Learning has been considered a development stage enterprise for the periods presented. Virtual Learning’s accumulated deficit during the development stage (the period from inception (January 6, 2009) through December 31, 2011 and December 31, 2010) equals $891,434 and $809,908, respectively.

There is no assurance that Virtual Learning can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned future operations. These factors raise additional substantial doubt about Virtual Learning’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary from an unfavorable resolution of this uncertainty.

On June 2, 2011, Virtual Learning filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended, to offer an aggregate of up to 1,000,000 shares of common stock at $.50 per share for an aggregate offering of $500,000. On August 10, 2011, Virtual Learning’s S-1 registration became effective and on December 30, 2011, Virtual Learning’s Post Effective Amendment No. 2 to Form S-1 became effective . The offering was terminated in 2012 with the sale of an aggregate of 2,100 shares of common stock to 19 individuals for an aggregate consideration of $1,050 or $.50 per share.

Property and Equipment

Property and equipment is presented at stated value upon contribution or at the cost of acquisition. Depreciation is provided using the straight-line method over an estimated useful life of five years. Repairs and maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles .generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, Virtual Learning’s management evaluates its estimates, including those related to revenue recognition, the need for an allowance for uncollectible accounts receivable, the need for recognition of an impairment allowance for capitalized curriculum development costs, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock in the absence of a public market for these shares.

Fair Value of Financial Instruments

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

●	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2011 and 2010.

Capitalized Curriculum Development Costs

Virtual Learning internally develops curriculum, which is primarily provided as web content and accessed via the Internet. Virtual Learning also creates textbooks and other offline materials.

Virtual Learning capitalizes curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning capitalizes curriculum development costs when the projects under development reach technological feasibility. Many of our new courses are leveraged off proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

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

Total capitalized curriculum development costs are $246,000 as of December 31, 2011. These incurred capitalized costs were $12,000, $120,000 and $152,000, for the year ended December 31, 2011, for the year ended December 31, 2010, and from inception (January 6, 2009) through December 31, 2009, respectively. The asset balance at December 31, 2011 also reflects a reduction of $40,000 for the cancellation of 200,000 shares of common stock issued in 2009 to a programmer whose work product was considered unsatisfactory. These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges. From inception (January 6, 2009) to December 31, 2011, no amortization or impairment charges have been recorded.

Cash and Cash Equivalents

All liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all liquid investments with stated maturities of greater than three months are classified as short-term investments.

Revenue Recognition

Revenue will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

Revenue generated from the Company’s subscription based learning service will be recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

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

Net Income (Loss) Per Common Share

Basic net income (Basic net loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period (none for the periods presented).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The company adopted these standards on January 1, 2012 and the adoption will not impact the company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.

In September 2011, the FASB issued amended standards to allow entities the option to first perform a qualitative assessment as to whether goodwill impairment indicators exist, before undertaking the existing two-step test. The objective of the qualitative assessment is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not, the two-step test must still be performed.

The amended standards are intended to reduce costs of evaluating annual goodwill impairment. These amended standards are to be applied for annual periods beginning after December 15, 2011, with early adoption permitted. The company elected to early adopt these standards in the year ended December 31, 2011, and the adoption did not have any effect on the company’s financial results or disclosures.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interests Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 will not materially affect its financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2011	December 31, 2010

Office equipment	$4,155	$4,155
Less: Accumulated depreciation	1,975	996
Property and Equipment- net	$2,180	$3,159

Depreciation expense for the years ended December 31, 2011 and 2010 and from inception (January 6, 2009) through December 31, 2011 was $979, $696 and $1,975 respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2011	December 31, 2010

Common stock issued to individuals for services relating to curriculum development	$210,000	$250,000
Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	36,000	24,000
Total costs	246,000	274,000
Less accumulated amortization	-	-
Net	$246,000	$274,000

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At December 31, 2011 and 2010, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($246,000 and $274,000, respectively) and therefore no impairment was recognized.

4 - Related Party Transactions

On February 17, 2009, Virtual Learning issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas P. Monahan, President, in consideration for cash of $10,000.

At December 31, 2011 and 2010, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $3,036 and $1,640 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services ($12,000, $12,000 and $12,000 for the years ended December 31, 2011 and 2010 and for the period from inception (January 6, 2009) to December 31, 2009, respectively) were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 - Deferred Income Taxes

For the years ended December 31, 2011 and 2010 and for the period from inception (January 6, 2009) to December 31, 2009, Virtual Learning incurred net operating losses for income tax reporting purposes of $41,526, $9,236 and $672, respectively. These net operating losses expire in years 2031, 2030 and 2029, respectively. The significant components of Virtual Learning’s deferred tax asset as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forward	$18,002	$3,468
Valuation allowance	(18,002)	(3,468)
Net deferred tax asset	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2011 and 2010, a valuation allowance for the full amount of the net deferred tax asset was maintained.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not made any adjustments, and there is no impact, as a result of the adoption of this interpretation. The Company reports interest and penalties associated with its tax positions, if any, as interest expense.

6 - Commitments and Contingencies

In March 2009, Virtual Learning entered into certain agreements for curriculum development with three individuals for services in video production and the design of high school and college level math courses. The agreements provide for the payment of 5% royalties each on net revenues up to $1,000,000 and a 5% royalty on net revenues in excess of $1,000,000 on projects in which they directly participated and have made material contributions.

In May 2010, the agreement with one individual was rescinded for non-performance. The stock certificate for 200,000 shares was returned to Virtual Learning in 2011 and canceled. In addition, the parties signed mutual releases.

In May 2010, the agreement with another individual was superseded by an updated agreement under similar terms and conditions.

7 - Common Stock Issuances

On February 17, 2009, Virtual Learning issued 10,000,000 shares of common stock at par value ($.001 per share) to Thomas P. Monahan, President, in exchange for cash of $10,000.

On March 31, 2009, Virtual Learning issued an aggregate of 700,000 shares of common stock to four individuals for services relating to curriculum development. The 700,000 shares were valued at $140,000 (or $.20 per share), which amount was charged to “Capitalized Curriculum Development Costs” (See Note 3) in 2009.

On March 31, 2009, Virtual Learning issued 3,000,000 shares of common stock to Dr. John Swint for services. The 3,000,000 shares were valued at $600,000 (or $.20 per share), which amount was expensed and included in “Common Stock issued for consulting fees” in the accompanying Statements of Operations in 2009.

On March 31, 2009, Virtual Learning issued 400,000 shares of common stock to Mr. Roger Fidler for legal services. The 400,000 shares were valued at $80,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2009.

In March 2010, Virtual Learning issued 100,000 shares of common stock for a cash price of $20,000 at $.20 per share to one individual.

In June 2010, Mr. Roger Fidler received an additional 600,000 shares of common stock for legal services. The 600,000 shares were valued at $120,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2010.

In June 2010, Virtual Learning issued an aggregate of 550,000 shares of common stock to four individuals for services relating to curriculum development. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount was charged to “Capitalized Curriculum Development Costs” (See Note 3) in 2010.

In October 2011, an agreement with one individual was rescinded for non-performance. The stock certificate for 200,000 shares was returned to Virtual Learning and canceled. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was credited to “Capitalized Curriculum Costs” (See Note 3) in 2011.

In December 2011, Virtual Learning issued an additional 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2011.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock issued in non-cash transactions in the absence of a public market for these shares.

8 - Subsequent Events

Public Offering

In December 2012, Virtual Learning’s public offering of up to 1,000,000 shares of common stock at $.50 per share (See Note 1) terminated. An aggregate of 2,100 shares of stock were sold for $1,050.

Write off of Capitalized Curriculum Development Costs

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The writeoff relates to work performed by three consultants (who had received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

Issuance of Common Stock for Consulting Services

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount will be expensed in the three months ended June 30, 2013.

Trademark Abandoned

In March 2014, the Company’s Learning is Basic trademark was cancelled by the United States Patent and Trademark Office. The Company continues to use its Shapeville USA trademark and other URL’s that the Company owns such as Math is Basic, Science is Basic and Reading is Basic to identify its educational software products.

Convertible Promissory Notes

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share.

As an inducement to make the loans, Virtual Learning promised to issue the lenders an aggregate of 200,000 shares of Virtual Learning common stock (which were issued and delivered to the lenders in January 2015).

Issuance of Common Stock for Legal Services

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. - CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (also its principal executive officer) and its chief financial officer (also its principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on its financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors, coupled with not having individuals on staff or retainer with a thorough knowledge of US GAAP and SEC rules and regulations and lack of effective oversight on the financial close process results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in its financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. Management will continue to review and make necessary changes to the overall design of its internal control environment

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3)	Compliance with applicable governmental laws, rules and regulations;

4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having a small management structure for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors will perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Thomas P. Monahan 60 Knolls Crescent Apt 9M Bronx, New York 10463	64	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Thomas P. Monahan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 6, 2009. Mr. Thomas P. Monahan owns 65.15% of the outstanding shares of our common stock. Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently, Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006.

During the past three years, Mr. Thomas P. Monahan has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Thomas P. Monahan was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Monahan’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee nor an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 6, 2009 to December 31, 2011.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Thomas P. Monahan, President, Secretary and Treasurer	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no current employment agreements between the company and its officer.

CHANGE OF CONTROL

As of December 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

●	each of our executive officers;

●	each director;

●	each person known to us to own more than 5% of our outstanding common stock; and

●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Thomas P. Monahan	10,000,000 shares of common stock (direct)	62.88%

	John Swint	3,000,000 shares of Common stock	18.87%

	Roger L. Fidler Esq.	1,400,000 shares of common stock	8.80%

All officers and directors (1 person)		10,000,000 shares of common stock	62.88%

The percent of class is based on 15,902,100 shares of common stock issued and outstanding as of the date of this annual report, April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 17, 2009, Virtual Learning issued 10,000,000 shares of common stock at par value ($.001 per share) to Thomas P. Monahan, President, in exchange for cash of $10,000.

On March 31, 2009, Virtual Learning issued an aggregate of 700,000 shares of common stock to four individuals for services relating to curriculum development. The 700,000 shares were valued at $140,000 (or $.20 per share), which amount was charged to “Capitalized Curriculum Development Costs” (See Note 3) in 2009.

On March 31, 2009, Virtual Learning issued 3,000,000 shares of common stock to Dr. John Swint for services. The 3,000,000 shares were valued at $600,000 (or $.20 per share), which amount was expensed and included in “Common Stock issued for consulting fees” in the accompanying Statements of Operations in 2009.

On March 31, 2009, Virtual Learning issued 400,000 shares of common stock to Mr. Roger Fidler for legal services. The 400,000 shares were valued at $80,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2009.

In March 2010, Virtual Learning issued 100,000 shares of common stock for a cash price of $20,000 at $.20 per share to one individual.

In June 2010, Mr. Roger Fidler received an additional 600,000 shares of common stock for legal services. The 600,000 shares were valued at $120,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2010.

In June 2010, Virtual Learning issued an aggregate of 550,000 shares of common stock to four individuals for services relating to curriculum development. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount was charged to “Capitalized Curriculum Development Costs” (See Note 3) in 2010.

In October 2011, an agreement with one individual was rescinded for non-performance. The stock certificate for 200,000 shares was returned to Virtual Learning and canceled. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was credited to “Capitalized Curriculum Costs” (See Note 3) in 2011.

In December 2011, Virtual Learning issued an additional 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2011.

In December 2012, Virtual Learning’s public offering of up to 1,000,000 shares of common stock at $.50 per share (See Note 1) terminated. An aggregate of 2,100 shares of stock were sold for $1,050.

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount will be expensed in the three months ended June 30, 2013.

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share.

As an inducement to make the loans, Virtual Learning promised to issue the lenders an aggregate of 200,000 shares of Virtual Learning common stock (which were issued and delivered to the lenders in January 2015).

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock issued in non-cash transactions in the absence of a public market for these shares.

Virtual Learning occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2011, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2011	2010
Audit Fees	$7,000	$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,000	$7,000

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS XBRL Instance Document

*101.SCH XBRL Taxonomy Extension Schema Document

*101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB XBRL Taxonomy Extension Label Linkbase Document

*101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith. All other exhibits were previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Virtual Learning Company, Inc.

Dated: May 01, 2015	By:	/s/ Thomas P. Monahan
Thomas P. Monahan, President, Principal Executive and Financial and Accounting Officer, Director

