Form 10-Q
period 2012-03-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-Accelerated Filer [  ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock, as of March 31, 2012, was 15,350,000.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC. BALANCE SHEETS
	March 31, 2012	December 31, 2011
ASSETS	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$670	$82

-PROPERTY AND EQUIPMENT, net	1,830	2,180

OTHER ASSETS
Capitalized curriculum development costs	249,000	246,000

Total assets	$251,500	$248,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000
Corporate State taxes payable	660	660
Officer loan payable	4,195	3,036
Total current liabilities	24,855	23,696

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2012 and December 31, 2011, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2012 and December 31, 2011, there are 15,350,000 and 15,350,000 shares outstanding, respectively	15,350	15,350

Additional paid-in capital	1,103,650	1,100,650
Deficit accumulated during the development stage	(892,355)	(891,434)

Net stockholders’ equity	226,645	224,566

Total liabilities and stockholders’ equity	$251,500	$248,262

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	March 31, 2012	March 31, 2011
Revenue	$-	$-

Operating Expenses
Selling, general and administrative	571	4,146
Depreciation and amortization	350	150

Total operating expenses	921	4,296

Loss from operations	(921)	(4,296)

Other income/deductions	-	-

Net loss	$(921)	$(4,296)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

For the three months ended

Unaudited

	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net loss	$(921)	$(4,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	150
Issuance of common stock for consulting services		-
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	-	-
Net cash used in operating activities	(571)	(4,146)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	2,859	902
Repayments of officer loan payable	(1,700)	-
Net cash provided by financing activities	1,159	902

NET INCREASE (DECREASE) IN CASH	588	(3,244)

CASH BALANCE, BEGINNING OF PERIOD	82	18,573

CASH BALANCE, END OF PERIOD	$670	$15,329

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$3,000	$3,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended March 31, 2012

Note 1 - Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2011.

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

Virtual Learning is also a producer of a series of practice workbooks published on CD, DVD formatted disc and USB Drives and in the ePub format.

Basis of Presentation/Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These standards contemplate continuation of Virtual Learning as a going concern.

As of March 31, 2012, Virtual Learning had $670 cash and negative working capital of $24,184. For the three months ended March 31, 2012 and 2011, Virtual Learning had no revenues and sustained net losses of $921 and $4,296, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $249,000 of stock-based and contributed curriculum development costs as of March 31, 2012. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

From its inception on January 6, 2009 to March 31, 2012, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in the three months ended March 31, 2012 and 2011.

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

Total capitalized curriculum development costs are $249,000 as of March 31, 2012. These incurred capitalized costs were $3,000 and $3,000, respectively, for the three months ended March 31, 2012 and 2011. These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges. From inception (January 6, 2009) to March 31, 2012, no amortization or impairment charges have been recorded.

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

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interests Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. The Company has adopted this standard on January 1, 2012. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 has not materially affected its financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2012	December 31, 2011

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	2,325	1,975

Property and Equipment- net	$1,830	$2,190

Depreciation expense for the three months ended March 31, 2012 and 2011 was $350 and $150, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	March 31, 2012	December 31, 2011

Common stock issued to individuals for services relating to curriculum development	$210,000	$210,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	39,000	36,000

Total costs	249,000	246,000
Less accumulated amortization	-	-

Net	$249,000	$246,000

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At March 31, 2012 and December 31, 2011, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($249,000 and $246,000, respectively) and therefore no impairment was recognized.

4 - Related Party Transactions

At March 31, 2012 and December 31, 2011, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $4,195 and $3,036, respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services ($3,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively), were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5- Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three months ended March 31,
	2012	2011
Expected tax at 35%	$(322)	$(1,504)

Change in valuation allowance	322	1,504
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$18,324	$18,002
Valuation allowance	(18,324)	(18,002)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $18,324 attributable to the future utilization of $52,355 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, and $921 in year 2032.

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

6 - Commitments and Contingencies

In March 2009, Virtual Learning entered into an agreement for curriculum development with one individual for services in video production and the design of high school and college level math courses. The agreement provides for the payment of 5% royalties on net revenues up to $1,000,000 and a 5% royalty on net revenues in excess of $1,000,000 on projects in which he directly participated and has made material contributions.

In May 2010, the agreement with this individual was superseded by an updated agreement under similar terms and conditions.

7 - Subsequent Events

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2012 and 2011. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1—Description of Business and Basis of Presentation to the Financial Statements.

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

From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English and language arts, mathematics, science, history, art, music and world languages. Because of our limited staff and programming resources we have opted to concentrate on mathematics courses. Our virtual textbooks and assessment programs are designed to improve educational results and meet accountability criteria, leveraging the widespread adoption of online technologies. Virtual Learning combines rigorous content that is highly customized to specific standards in math with interactive features that reinforce and reward student accomplishments. We believe that our product users and website subscribers will purchase our products and services because we are innovative, low-cost and a high-impact solution for enhancing teacher effectiveness, promoting student learning of core subject concepts and skills and preparing students for state standardized tests. We believe that our flexible web-based distribution model and in-house content development capabilities will allow us to continually update and improve our products, distribute our products in a cost-efficient manner, and price our products affordably.

We have completed 5 titles on CD formatted disks relating to the teaching of basic English to foreign speaking individuals. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”. These are not yet available online but are available CD formatted Discs as software.

In 2011 we completed software textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”; ” Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade . Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

During the First quarter of 2012, we continued to develop and expand our “www.mathisbasic.com website using Adobe Flash as a platform to offer both learning materials, assessments and quizzes to allow a student to evaluate his or her own mastery of the material presented. As of March 31, 2012 we offered an inventory of approximately 1,500 questions to help test a student’s body of knowledge and level and achievement. Access to these programs is available free of charge to the students and users until such time we decide to amend the website to a subscription only format. We are doing this help to help develop and encourage an increasing number of users.

During the First Quarter of 2012, we have either finished development or have in production the following titles expanding and adding to our inventory by converting our software titles into the new ePub electronic format will allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include ” First Grade Math Workbook Vol. 1”,” First Grade Math Workbook Vol. 2”, “First Grade Math Workbook Vol. 3”, “First Grade Math Workbook Vol. 4”, “Second Grade Math Workbook Vol. 1”, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles in the Adobe Flash format and in video format titles relating to teaching “Money” for First Grade”; “Fourth Grade Algebra” and “Fifth Grade Algebra”;” First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus, and Calculus II. We expect these titles to become available during late 2012 and early 2013.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for both the three months ended March 31, 2012 and 2011.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	March 31, 2012	March 31, 2011

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	571	4,146
Depreciation and amortization	350	150

Total operating expenses	921	4,296

Loss from operations	(921)	(4,296)

Other income/deductions	-	-

Net loss	$(921)	$(4,296)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com. The lack of completed titles and working capital hampered operations in both 2012 and 2011.

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

Results of Operations - Comparison for the three months ended March 31, 2012 and 2011

Revenues

For the three months ended March 31, 2012 and 2011, revenues were none. Our lack of sales was directly related to our lack of having sufficient number of titles and lack of working capital to initiate our marketing plan.

Cost of Sales

For the three months ended March 31, 2012 and March 31, 2011, cost of sales were none.

Operating Expenses

Operating expenses decreased $3,375 from $4,296 in 2011 to $921 in 2012. The decrease was attributable to reductions in professional fees of $2,300, computer expenses of $515 and administrative expenses of $1,275, offset partially by an increase in depreciation of $200.

Selling, general and administrative expenses for the three months ended March 31, 2012 aggregated $571 and includes office expenses of $70 and computer expenses of $501. Selling, general and administrative expenses for the three months ended March 31, 2011 aggregated $4,196 and includes office expenses of $230; computer expenses of $1,016, professional fees of $2,300 and State Registration filing fees of $550.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, our cash balance was $670 and $82, respectively, total assets were $251,500 and $248,262, respectively, and total current liabilities amounted to $24,855 and $23,696, respectively, including officer loans payable of $4,195 and $3,036, respectively. As of March 31, 2012 and December 31, 2011, the total stockholders’ equity was $226,645 and $224,566, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Subsequent to the date of the financial statements, the following events occurred:

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

Going Concern Uncertainity

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

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its subscribers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations since inception, and we do not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

We estimate that in the next twelve months we will need a minimum of approximately $230,000 in new funds; specifically $47,000 for salaries, $18,000 for general and administrative costs, $45,000 for the purchase of additional computers, $65,000 for marketing and promotion, $5,000 for inventory and product samples, and $50,000 for working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities and Convertible Notes.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included with this filing:

3.1*	Articles of Incorporation (Form S-1 Registration No. 333-174674 filed June 2, 2011).

3.2*	By-laws (Form S-1 Registration No. 333-174674 filed June 2, 2011).

4.1*	Specimen Stock Certificate (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.1*	Intellectual Property Purchase Agreement (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.2*	Consulting Agreement with William Kazmierczach 5-22-2010 (Form S-1 Registration No. 333-174674 filed June 2, 2011).

31.1	Sarbanes-Oxley Section 302 certification by Thomas P. Monahan**

32.2	Sarbanes-Oxley Section 906 certification by Thomas P. Monahan**

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Previously filed and Incorporated by reference.

** Filed herewith

*** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date: May 4, 2015	The Virtual Learning Company, Inc.

	By:	/s/ Thomas P. Monahan
Chief Executive Officer and
Chief Financial Officer

