Form 10-Q
period 2012-06-30
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2012, was 15,350,000.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105	$82

PROPERTY AND EQUIPMENT, net	1,480	2,180

OTHER ASSETS
Capitalized curriculum development costs	252,000	246,000

Total assets	$253,585	$248,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000
Corporate State taxes payable Officer loan payable	4,718	660 3,036
Total current liabilities	24,718	23,696

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2012 and December 31, 2011, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2012 and December 31, 2011, there are 15,350,000 and 15,350,000 shares outstanding, respectively	15,350	15,350

Additional paid-in capital	1,106,650	1,100,650
Deficit accumulated during the development stage	(893,133)	(891,434)

Net stockholders’ equity	228,867	224,566

Total liabilities and stockholders’ equity	$253,585	$248,262

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the six months ended

Unaudited

	June 30, 2012	June 30, 2011

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	999	8,051
Depreciation and amortization	700	300

Total operating expenses	1,699	8,351

Loss from operations	(1,699)	(8,351)

Other income/deductions	-	-

Net loss	$(1,699)	$(8,351)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	June 30, 2012	June 30, 2011

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	428	3,905
Depreciation and amortization	350	150

Total operating expenses	778	4,055

Loss from operations	(778)	(4,055)

Other income/deductions	-	-

Net loss	$(778)	$(4,055)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

For the six months ended

Unaudited

	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net loss	$(1,699)	$(8,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700	300
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	(660)	-
Net cash used in operating activities	(1,659)	(8,051)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	3,932	2,538
Repayments of officer loan payable	(2,250)	(2,500)

Net cash provided by financing activities	1,682	38

NET INCREASE (DECREASE) IN CASH	23	(8,013)

CASH BALANCE, BEGINNING OF PERIOD	82	18,573

CASH BALANCE, END OF PERIOD	$105	$10,560

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-
Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended June 30, 2012

Note 1 – Significant Accounting Policies and Basis of Presentation

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2011

Nature of Operations

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

As of June 30, 2012, Virtual Learning had $105 cash and negative working capital of $24,613. For the six months ended June 30, 2012 and 2011, Virtual Learning had no revenues and sustained net losses of $1,699 and $8,351, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $252,000 of stock-based and contributed curriculum development costs as of June 30, 2012. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

From its inception on January 6, 2009 to June 30, 2012, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in the six months ended June 30, 2012 and 2011.

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

Total capitalized curriculum development costs are $252,000 as of June 30, 2012. These incurred capitalized costs were $6,000 and $6,000, respectively, for the six months ended June 30, 2012 and 2011. These amounts are recorded in the accompanying balance sheets, net of amortization and impairment charges. From inception (January 6, 2009) to June 30, 2012, no amortization or impairment charges have been recorded.

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

2 – Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2012	December 31, 2011

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	2,675	1,975

Property and Equipment- net	$1,480	$2,190

Depreciation expense for the six months ended June 30, 2012 and 2011 was $700 and $300, respectively.

3 – Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	June 30, 2012	December 31, 2011

Common stock issued to individuals for services relating to curriculum development	$210,000	$210,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	42,000	36,000
Total costs	252,000	246,000
Less accumulated amortization	-	-
Net	$252,000	$246,000

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At June 30, 2012 and December 31, 2011, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($252,000 and $246,000, respectively) and therefore no impairment was recognized.

4 – Related Party Transactions

At June 30, 2012 and December 31, 2011, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $4,718 and $3,036, respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services ($6,000 and $6,000 for the six months ended June 30, 2012 and 2011, respectively), were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Six months ended June 30,
	2012	2011

Expected tax at 35%	$(595)	$(2,923)

Change in valuation allowance	595	2,923
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$18,597	$18,002
Valuation allowance	(18,597)	(18,002)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $18,597 attributable to the future utilization of $53,133 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, and $1,699 in year 2032.

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

6 – Commitments and Contingencies

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

7 – Subsequent Events

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six and three months ended June 30, 2012 and 2011. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1— Significant Accounting Policies and Basis of Presentation to the Financial Statements.

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

During the First Quarter of 2012, we have either finished development or have in production the following titles expanding and adding to our inventory by converting our software titles into the new ePub electronic format will allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include “ First Grade Math Workbook Vol. 1”,” First Grade Math Workbook Vol. 2”, “First Grade Math Workbook Vol. 3”, “First Grade Math Workbook Vol. 4”, “Second Grade Math Workbook Vol. 1”, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and six months ended June 30, 2012 and 2011.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the six months ended

Unaudited

	June 30, 2012	June 30, 2011
Revenue	$-	$-

Operating Expenses
Selling, general and administrative	999	8,051
Depreciation and amortization	700	300

Total operating expenses	1,699	8,351

Loss from operations	(1,699)	(8,351)

Other income/deductions	-	-

Net loss	$(1,699)	$(8,351)

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	June 30, 2012	June 30, 2011

Revenue	$-	$-

Operating Expenses
Selling, general and administrative	428	3,905
Depreciation and amortization	350	150

Total operating expenses	778	4,055

Loss from operations	(778)	(4,055)

Other income/deductions	-	-

Net loss	$(778)	$(4,055)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

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

Results of Operations - Comparison for the six months ended June 30, 2012 and 2011

Revenues

For the six months ended June 30, 2012 and 2011, revenues were none. Our lack of sales was directly related to our lack of having sufficient number of titles and lack of working capital to initiate our marketing plan.

Cost of Sales

For the six months ended June 30, 2012 and June 30, 2011, cost of sales were none.

Operating Expenses

Operating expenses decreased $6,652 from $8,351 in 2011 to $1,699 in 2012. The decrease was attributable to reductions in professional fees of $3,600, computer expenses of $2,636 and administrative expenses of $816, offset partially by an increase in depreciation of $400.

Selling, general and administrative expenses for the six months ended June 30, 2012 aggregated $999 and includes office expenses of $70 and computer expenses of $929. Selling, general and administrative expenses for the six months ended June 30, 2011 aggregated $8,051 and includes office expenses of $336; computer expenses of $3,565, professional fees of $3,600 and State Registration filing fees of $550.

Results of Operations - Comparison for the three months ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012 and 2011, revenues were none. Our lack of sales was directly related to our lack of having sufficient number of titles and lack of working capital to initiate our marketing plan.

Cost of Sales

For the three months ended June 30, 2012 and June 30, 2011, cost of sales were none.

Operating Expenses

Operating expenses decreased $3,277 from $4,055 in 2011 to $778 in 2012. The decrease was attributable to reductions in professional fees of $1,300, computer expenses of $2,121 and administrative expenses of $56, offset partially by an increase in depreciation of $200.

Selling, general and administrative expenses for the three months ended June 30, 2012 aggregated $428 and includes computer expenses of $428. Selling, general and administrative expenses for the three months ended June 30, 2011 aggregated $3,905 and includes office expenses of $56; computer expenses of $2,549, professional fees of $1,300.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, our cash balance was $105 and $82, respectively, total assets were $253,585 and $248,262, respectively, and total current liabilities amounted to $24,718 and $23,696, respectively, including officer loans payable of $4,718 and $3,036, respectively. As of June 30, 2012 and December 31, 2011, the total stockholders’ equity was $228,867 and $224,566, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Going Concern Uncertainty

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

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
Thomas P. Monahan
Chief Executive Officer and Chief Financial Officer

