Form 10-Q
period 2012-09-30
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, as of September 30, 2012, was 15,350,000.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105	$82

PROPERTY AND EQUIPMENT, net	1,130	2,180

OTHER ASSETS
Capitalized curriculum development costs	251,267	246,000

Total assets	$252,502	$248,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	-	660
Officer loan payable	5,519	3,036
Total current liabilities	25,519	23,696

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2012 and December 31, 2011, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2012 and December 31, 2011, there are 15,350,000 and 15,350,000 shares outstanding, respectively	15,350	15,350

Additional paid-in capital	1,108,650	1,100,650
Deficit accumulated during the development stage	(897,017)	(891,434)

Net stockholders’ equity	226,983	224,566

Total liabilities and stockholders’ equity	$252,502	$248,262

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the nine months ended

Unaudited

	September 30, 2012	September 30, 2011

Revenue	$14	$-

Operating Expenses
Selling, general and administrative	1,814	23,449
Common stock issued for legal fees	-	40,000
Depreciation and amortization	3,783	630

Total operating expenses	5,597	64,079

Loss from operations	(5,583)	(64,079)

Other income/deductions	-	-

Net loss	$(5,583)	$(64,079)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	September 30, 2012	September 30, 2011

Revenue	$14	$-

Operating Expenses
Selling, general and administrative	815	15,398
Common stock issued for legal fees	-	40,000
Depreciation and amortization	3,083	330

Total operating expenses	3,898	55,728

Loss from operations	(3,884)	(55,728)

Other income/deductions	-	-

Net loss	$(3,884)	$(55,728)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended

Unaudited

	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net loss	$(5,583)	$(64,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for legal fees	-	40,000
Depreciation and amortization	3,783	630
Changes in operating assets and liabilities:
Accrued liabilities	-	13,700
Corporate State taxes payable	(660)	-
Net cash used in operating activities	(2,460)	(9,749)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	4,734	4,272
Repayments of officer loan payable	(2,251)	(5,900)

Net cash provided by financing activities	2,483	(1,628)

NET INCREASE (DECREASE) IN CASH	23	(11,377)

CASH BALANCE, BEGINNING OF PERIOD	82	18,573

CASH BALANCE, END OF PERIOD	$105	$7,196

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$8,000	$9,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the nine months ended September 30, 2012

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

As of September 30, 2012, Virtual Learning had $105 cash and negative working capital of $25,414. For the nine months ended September 30, 2012 and 2011, Virtual Learning had revenues of $14 and $-0-, respectively, and sustained net losses of $5,583 and $64,079, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also capitalized an aggregate of $254,000 of stock-based and contributed curriculum development costs as of September 30, 2012 and incurred $2,733 in amortization for the nine months ended September 30, 2012. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

From its inception on January 6, 2009 to September 30, 2012, Virtual Learning has devoted its efforts principally to creating initial computer software products, research and development, and the accumulation of content for additional titles, business development activities, and raising capital.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in the nine months ended September 30, 2012 and 2011.

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

Total capitalized curriculum development costs are $254,000 as of September 30, 2012. These incurred capitalized costs were $8,000 and $9,000, respectively, for the nine months ended September 30, 2012 and 2011. These amounts are recorded in the accompanying balance sheets, net of accumulated amortization of $2,733 at September 30, 2012.

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

Revenue from the sale of CD’s or DVD’s and other materials are recognized when shipped or available to the customer in a downloadable format.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides authoritative guidance on application of the impairment model for indefinite-lived intangible assets. This accounting updated permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired as part of its annual assessment. This guidance becomes effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial statements.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2012	December 31, 2011

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	3,025	1,975

Property and Equipment- net	$1,130	$2,180

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1,050 and $630, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	September 30, 2012	December 31, 2011

Common stock issued to individuals for services relating to curriculum development	$210,000	$210,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	36,000

Total costs	254,000	246,000
Less accumulated amortization	2,733	-

Net	$251,267	$246,000

As described in Note 1 above, amortization of the capitalized curriculum development costs began when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At September 30, 2012 and December 31, 2011, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($251,267 and $246,000, respectively) and therefore no impairment was recognized.

4 - Related Party Transactions

At September 30, 2012 and December 31, 2011, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $5,519 and $3,036, respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, has provided services relating to curriculum development at no cost to the Company. The imputed cost of these services ($8,000 and $9,000 for the nine months ended September 30, 2012 and 2011, respectively), were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Nine months ended September 30,
	2012	2011
Expected tax at 35%	$(1,954)	$(22,428)
Non deductable stock based compensation	-	14,000
Non deductable amortization of stock based And contributed capital capitalized and curriculum Development costs	957	-
Change in valuation allowance	997	8,428
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Deferred tax assets:
Net operating loss carry forward	$18,999	$18,002
Valuation allowance	(18,999)	(18,002)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $18,999 attributable to the future utilization of $54,284 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, and $2,850 in year 2032.

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

Write off of Capitalized Curriculum Development Costs

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The write off relates to work performed by three consultants (who had received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the nine months and three months ended September 30, 2012 and 2011. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company,

PLAN OF OPERATION

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

In 2011 we completed software textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”; “ Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade . Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

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

During the First Quarter of 2012, we have either finished development or have in production the following titles expanding and adding to our inventory by converting our software titles into the new ePub electronic format will allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include “ First Grade Math Workbook Vol. 1“,” First Grade Math Workbook Vol. 2“, “First Grade Math Workbook Vol. 3“, “First Grade Math Workbook Vol. 4“, “Second Grade Math Workbook Vol. 1“, “Second Grade Math Workbook Vol. 2“, “Third Grade Math Workbook Vol. 1“, “Third Grade Math Workbook Vol. 2“, “Third Grade Math Workbook Vol. 3“, “Fourth Grade Math Workbook Vol. 1“, “Fourth Grade Math Workbook Vol. 2“, “Fourth Grade Math Workbook Vol 3“, “Fifth Grade Math Workbook Vol. 1“, “Fifth Grade Math Workbook Vol. 2“, “Fifth Grade Geometry Textbook Vol. 1“, “Fifth Grade Geometry Textbook Vol. 2“, “Fifth Grade Math Geometry Vol. 1“, “Fifth Grade Math Algebra Vol. 1“, “Sixth Grade Math Workbook Vol. 1“, “High School Geometry Vol. 1“, “High School Trigonometry Basics Vol. 1“, “High School Trigonometry Workbook Vol. 1“, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and nine months ended September 30, 2012 and 2011.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

For the nine months ended

Unaudited

	September 30, 2012	September 30, 2011

Revenue	$14	$-

Operating Expenses
Selling, general and administrative	1,814	23,449
Common stock issued for legal fees	-	40,000
Depreciation and amortization	3,783	630

Total operating expenses	5,597	64,079

Loss from operations	(5,583)	(64,079)

Other income/deductions	-	-

Net loss	$(5,583)	$(64,079)

STATEMENTS OF OPERATIONS

For the three months ended

Unaudited

	September 30, 2012	September 30, 2011

Revenue	$14	$-

Operating Expenses
Selling, general and administrative	815	15,398
Common stock issued for legal fees	-	40,000
Depreciation and amortization	3,083	330

Total operating expenses	3,898	55,728

Loss from operations	(3,884)	(55,728)

Other income/deductions	-	-

Net loss	$(3,884)	$(55,728)

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

Results of Operations - Comparison for the nine months ended September 30, 2012 and 2011

Revenues

For the nine months ended September 30, 2012 and 2011, revenues were $14 and $-0-, respectively. The $14 in revenue for the nine months ended September 30, 2012 represents our initial sales of eBooks through Amazon’s Kindle. The lack of sales for the nine months ended September 30, 2012 and 2011 was directly related to our lack of having sufficient number of titles and lack of working capital to initiate our marketing plan.

Cost of Sales

For the nine months ended September 30, 2012 and September 30, 2011, cost of sales were none. Since our initial sales of $14 was through Amazon’s Kindle and delivery of the product was made in an electronic format, there was no cost of sales attached to the product.

Operating Expenses

Operating expenses decreased $58,481 from $64,079 in 2011 to $5,597 in 2012. The decrease was attributable to reductions in professional fees of $57,300, computer expenses of $3,230 and administrative expenses of $1,104, offset partially by an increase in depreciation and amortization of $3,153.

Selling, general and administrative expenses for the nine months ended September 30, 2012 aggregated $1,814 and includes office expenses of $70 and computer expenses of $1,744. Selling, general and administrative expenses for the nine months ended September 30, 2011 aggregated $63,449 and includes office expenses of $624; computer expenses of $4,975, professional fees of $57,300, paid partially with 200,000 shares of common stock valued at $40,000 or $.20 per share, and State Registration filing fees of $550.

Results of Operations - Comparison for the three months ended September 30, 2012 and 2011

Revenues

For the three months ended September 30, 2012 revenues were $14 as compared to $-0- for the three months ended September 30, 2011. The $14 in revenue for the three months ended September 30, 2012 represents our initial sales of eBooks through Amazon’s Kindle. The lack of sales for the three months ended September 30, 2012 and 2011 was directly related to our lack of having sufficient number of titles and lack of working capital to initiate our marketing plan.

Cost of Sales

For the three months ended September 30, 2012 and September 30, 2011, cost of sales were none. Since our initial sales of $14 was through Amazon’s Kindle and delivery of the product was made in an electronic format, there was no cost of selling attached to the product.

Operating Expenses

Operating expenses decreased $51,830 from $55,728 in 2011 to $3,898 in 2012. The decrease was attributable to reductions in professional fees of $53,700, computer expenses of $595 and administrative expenses of $288, offset partially by an increase in depreciation and amortization of $2,753.

Selling, general and administrative expenses for the three months ended September 30, 2012 aggregated $816 and includes computer expenses of $816. Selling, general and administrative expenses for the three months ended September 30, 2011 aggregated $55,398 and includes office expenses of $288; computer expenses of $1,410, professional fees of $53,700 , paid partially with 200,000 shares of common stock valued at $40,000 or $.20 per share.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, our cash balance was $105 and $82, respectively, total assets were $252,502 and $248,262, respectively, and total current liabilities amounted to $25,519 and $23,696, respectively, including officer loans payable of $5,519 and $3,036, respectively. As of September 30, 2012 and December 31, 2011, the total stockholders’ equity was $226,983 and $224,566, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Subsequent to the date of the financial statements, the following events occurred:

Public Offering

In December 2012, Virtual Learning’s public offering of up to 1,000,000 shares of common stock at $.50 per share (See Note 1) terminated. An aggregate of 2,100 shares of stock were sold for $1,050.

Write off of Capitalized Curriculum Development Costs

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The write off relates to work performed by three consultants (who had received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

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

Item 4. Mine Safety Disclosure

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

