Form 10-K
period 2012-12-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2015

Common Stock, par value $0.001	15,902,100

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

PART I

Item 1. Business

Overview

Virtual was formed as a Nevada corporation on January 6, 2009. Virtual Learning plans to become a subscription-based online education company. We intend to provide instruction through our fully animated talking virtual textbooks and our web based platform www.mathisbasic.com. Our fully animated, interactive featured, colorful, and audio virtual textbooks have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that we hope will improve the performance of students via proprietary our web-based platform that engage students, reinforce and reward learning achievement.

Our “Math is Basic” series of virtual math textbooks and assessment programs is intended to be our core product line that will help students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via a proprietary web-based platform through one of our several websites on the World Wide Web with the URLs www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com. Please note though that we have only one primary website www.mathisbasic.com dedicated to math.

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

In 2011 we completed virtual software textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”;” Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade . Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

During 2012, we added to our expanded and added to our inventory of titles by converting all of our software titles into the new ePub electronic format that allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include ” First Grade Math Workbook Vol. 1“,” First Grade Math Workbook Vol. 2“, “First Grade Math Workbook Vol. 3“, “First Grade Math Workbook Vol. 4“, “Second Grade Math Workbook Vol. 1“, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles in the Adobe Flash format relating to teaching “Money” for First Grade”; “Fourth Grade Algebra” and “Fifth Grade Algebra”;“ First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus, and Calculus II. We expect these titles to become available during 2013.

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

Our Markets

The U.S. educational market is estimated to be about $1.3 trillion dollars, and usually broken down into 4 major sectors: early childhood education: $70 billion; K-12: $670 billion; Higher education: $475 billion and Adult learning, continued education: $55 billion. Almost 9% of US GDP is spent on education, it’s the second largest market, behind healthcare, in the United States. There are about 100,000 public schools, 30,000 private schools, and roughly 4,000 charter or other schools in the K-12 space in the U.S.

According to the National Center for Education Statistics (“NCES”), a division of the U.S. Department of Education, approximately 49.8 million students were expected to attend K-12 public schools in the Fall of 2012, and more than 5 million students were expected to enroll in private schools. In addition, according to a 2011 report by National Home Education Research Institute, approximately two million students were home schooled. Many of these students will take an online course and a small percentage will enroll in a full-time online program.

According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 13,600 districts during the 2010-11 school year.

According to the International Association for K-12 Online Learning (“iNACOL”), in 2012, 48 states had established a significant form of online learning initiative. In addition, according to Ambient Insight, an international market research firm, in 2011, 1.68 million K-12 students participated in a formal online learning program.

Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, public charter schools emerged in 1988 to provide an alternative to traditional public schools and, according to the Center for Education Reform, have grown by 245% since 2001. As of 2012, there were over 5,700 public charter schools operating in 40 states and the District of Columbia with an estimated enrollment of over 1.9 million students. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost to deliver education.

Key Dynamics in the K-12 Education Market

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

According to the Summer 2012 issue of NEA Today, the newsmagazine of the National Education Association, on average, teachers spent a total of $398 on school supplies in 2009-2010 and an additional $538 on educational materials.” The total expended that year by the nation’s 3.7 million teachers? A whopping $3.5 billion.

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

Our Competitive Strengths

We believe the following are our key competitive strengths:

Customized Content. Our line of virtual textbooks and assessment programs offers online, practice and assessments for certain subjects, primarily math in the first, second, third, fourth and fifth grades which we hope to expand to cover all grades and most subjects from first grade through twelfth grade. We believe this customization will be attractive to parents and educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects.

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

Solution to Various Learning Problems: As a software development company, we have developed our products in direct response to parents and teachers concerns relating to student’s ability to master all of the material. Our software includes, at present, over fifty modules that teach subjects as diverse as geometry, algebra, measurement, addition, subtraction, multiplication, division, and fractions, to name a few, This time pressure issue was further substantiated and further reported by such sources as the Education Resources Information Center; through several studies documenting the importance of time needed for learning and time spent in learning as parameters of educational achievement. Several studies have examined differences in student learning rates, amount of information acquired, and amount of information retained in three common types of classroom tasks. Tasks that required knowledge of specific facts; comprehension of basic concepts and principles; or application of facts, concepts, and principles to problem-solving activities. Results of studies indicated large differences among knowledge, comprehension, and application tasks for all measures of student performance.

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

Develop New Products and Enhance our Online Platform. Once we have achieved a revenue stream we intend to develop new products, as well as new features and functionality for our online platform, to address student needs, parents, and teacher requests in order to maintain the competitiveness we feel necessary to maintain growth both in the number of subscribers to our online services and to enable us to increase our per subscriber revenue by offering increased value. The development of new products and the enhancement of our Online Platform are relevant to our growth because such development and enhancement improve functionality of content to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a Microsoft Windows based desk top or laptop computer over the internet whereas in the future it will be viewable over cellphones and tablets. To date our system is viewable through any Windows computer system over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the iPhone, iPad and Blackberry. We also want to convert our modules to become a video presentation.

Continue development in cross platform functionality for mobile telephone systems. As briefly addressed above, in order to address additional subscribers we intend to make our online services available to mobile telephone users. We are currently capable of serving Android Tablet users. We intend to extend this cross platform functionality to iPad and IPhone and Blackberry cell phones.

These Smartphones appear to be establishing a significant and increasing market share of the mobile telecommunications business. A Smartphone is a mobile phone that offers more advanced computing ability and connectivity than a contemporary feature phone. Smartphones and feature phones may be thought of as handheld computers integrated with a mobile telephone, but while most feature phones are able to run applications based on platforms such as Java Me a smartphone usually allows the user to install and run more advanced applications. Smartphones run complete operating system software providing a platform for application developers. Thus, they combine the functions of a camera phone and a Personal digital assistant (PDA). The increased availability and utilization of web-based and mobile technologies enhances and supplements teacher instruction, engages today’s technology-savvy learners and improves student outcomes. Some smartphones, sometimes called NirvanaPhones, have a docking station with an external display and keyboard to create a desktop or laptop environment. Growth in demand for advanced mobile devices boasting powerful processors, abundant memory, larger screens, and open operating systems has outpaced the rest of the mobile phone market for several years. According to the Pew Internet Project’s 2011 teen survey, three quarters (77%) of teens have a cell phone, a figure that is similar to the 75% of teens who owned a cell phone in September 2009 and up dramatically from the 45% of teens who were cell owners in late 2004. Older teens ages 14 to 17 are substantially more likely to have a cell phone than younger teens ages 12 and 13 – 87% of older teens have a cell phone, compared with 57% of younger teens. Since 2009, the number of older teens with mobile phones has increased from 80%, while the percentage of younger teens with cell phones has declined slightly, from 66% in 2009. In 2011, the youngest boys are the least likely of the groups to have a mobile phone – just under half (47%) have a cell phone, compared with 67% of girls 12 to 13 and 85% of older girls and 88% of older boys. There are no differences in phone ownership between boys and girls overall, as was the case in 2009 as well.

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

This last year 2012 saw an expansion of eBook platforms. Amazon released the Kindle DX International Edition worldwide and released the third generation Kindle, available in 3G+Wi-Fi and Wi-Fi versions. Bookeen revealed the Cybook Orizon at CES and debuted the Orizon touchscreen e-book reader. Apple released the iPad with an e-book app called iBooks. Between its release in April 2010, to October, Apple has sold 7 million iPads. Kobo Inc. released its Kobo eReader to be sold atIndigo/Chapters in Canada and Borders in the United States. Kobo Inc. released an updated Kobo eReader, which now includes Wi-Fi. Barnes & Noble released the new NOOKcolor. Sony released its second generation Daily Edition PRS-950. PocketBook expanded its successful line of e-readers in the ever-growing market. Lastly, Google launched Google eBooks. The development of new products and the adapting and enhancement of our present courses to the EBook Platform are relevant to our growth because such development and enhancements improves the functionality of content to be viewed by the students through systems that are most relevant to them which includes the eBook platform. To date we have applied to become a registered developer for Amazon Kindle and Barnes and Noble Nookcolor. In the future, if approved we will have to adapt our modules from Adobe Flash into Java and JavaScript and then market the products to the users of these platforms expanding our customer base, i.e. growth.

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

We believe there is a significant opportunity to modify the content of our virtual textbooks and related assessment materials into other languages. Bilingual Education is a program used to help limited English proficient (LEP) children keep up with all their required academic competencies, such as math, history and science, while they are learning English through ESL (English as a Second Language) classes. Many LEP students learn to speak conversational English within the first 2 years, but research consistently shows that it takes 4 to 7 years before most students are able to use English to learn academic subjects and perform on a par with native English-speaking peers. A recent national research (Collier & Thomas 1996) shows that late-exit quality bilingual programs actually create the best results, with students in 2-way bilingual programs (bilingual students and native-English speakers learning in 2 languages in the same classroom) out-performing their mainstream peers. Despite what the research is showing, most bilingual education programs transition their students into the mainstream within the first 3 years.

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

Our Products and Services

Virtual Learning is a subscription-based online education company. As of December 31, 2012 we have not begun to accept subscribers. We are making available our courses and virtual textbooks free of charge through our website www.mathisbasic.com in order to create a student user base. We have had only preliminary discussions with a very limited number of potential distributors. We provide instruction through our fully interactive virtual textbooks. Our fully animated, interactive featured, colorful and audio virtual textbooks have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that improve the performance of students via proprietary web-based platforms games that engage students, reinforce and reward learning achievement. Our core product line helps students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via proprietary our web- based platform through one of our several websites on the World Wide Web with the URL www.mathisbasic.com; www.scienceisbasic.com, and www.readingisbasic.com. Please note that we have only one operational website www.mathisbasic.com.

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

We have also completed virtual textbooks in the ePub format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: “Geometry”;” Fourth Grade math: “Geometry”; “Fifth Grade Math: “Geometry”; First Grade Math: “Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra” “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade These titles will all be available online, as well as in CD and DVD format. Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics and science text books and work book courses for grades Pre-K through college level

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles relating to teaching “Money” for First Grade; “Fourth Grade Algebra” and “Fifth Grade Algebra”; First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: “Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry and Pre-calculus.

Core Educational Principles

We believe that one of the keys to our success lies in our core educational principles that guide product design and development:

●	Clear expectations. We have subdivided each grade into approximately twenty four different modules. Each module focuses on an underlying topic which is further explored with rigorous content which has been presented in an in depth, animated, colorful, and interactive format. Our initial presentation starts out with a review of the basic underlying concepts and skills and is patiently and painstaking incremented with all of the content and skills required to be learned and mastered for that particular grade. Clear goals for the student to master the targeted skills or concepts. Each module includes activities and various types of questions to assess the student’s mastery and progress.

●	High quality, rigorous content. We are in the process of building courses from the ground-up, customized to each set of standards for a particular topic. We utilize a scaffolding approach to content development that begins with skill building and then builds to higher level thinking skills.

●	Fun and engaging assignments. Our virtual textbooks are embedded with short games, an assortment of activities and a variety of question formats to assess the student’s mastery of the material. These features provide continual positive reinforcement and reward learning to engage students and build student confidence in a non-judgmental and non-threatening environment.

●	Immediate feedback. Students will receive immediate feedback and explanations for each question and activity, allowing them to learn and quickly apply new knowledge to subsequent questions and to build skills and conceptual understanding in order to handle more complex content that follows.

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

●	Webinars for existing subscribers introducing them to new products, add-on features and upgrades; incentives such as free months to attract new subscribers or free trials of add-on products to attract renewals; and we intend to promote ourselves through magazine advertisements describing and offering our virtual textbooks.

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

The Technology

We are using Adobe Flash as the platform upon which to develop our virtual textbooks and CD and DVD formatted educational titles. Adobe Flash has several unique features that make it ideal for our purposes. First, it has the ability to publish our work in several formats including as an executable file which may be played on either a PC or a Macintosh Computer. In additional the same programming may also be used as the basis for presentation on our website with no change in the basic core code. Adobe Flash is especially useful in its ability to incorporate and integrate many forms of media into a single interactive program.

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

Employees

As of December 31, 2012, we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we have not been successful in our efforts, and there no assurance that we will be successful in the future. Our employee is not subject to a collective bargaining agreement.

Facilities

We currently occupy office space rent free from our President on a month to month basis.

Available Information

We make available free of charge, through our Internet website (www.mathisbasic.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that electronically file with the SEC at www.sec.gov.

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

The adoption of the common core makes common core compliance difficult, expensive and in some instances virtually impossible. The Company has therefore decided not to make its published materials common core compliant and to the extent that customers are seeking common core compliant learning materials such customers may choose to avoid doing business with our Company and thus our revenues and income would be impaired.

The recent ongoing adoption of online learning in established education markets makes it difficult for us to evaluate our current and future business prospects for sales to school systems. If web-based education fails to achieve widespread acceptance by students, parents, teachers, schools and other institutions, our growth and profitability may suffer.

The use of online learning technology is a relatively new approach in the traditional K-12 education testing and assessment markets. There can be no assurance that our online products and services will achieve success in the K- 12 or postsecondary education markets. Our success depends in part upon the adoption by students, teachers, and school districts of technology-based education initiatives. Some academicians and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering content online. As a necessary corollary to the acceptance of web-based education in the classroom, our growth depends in part on parental acceptance of the role of technology in education and the availability of internet access in the home. If the acceptance of technology-based education does not continue to increase, our ability to continue to grow our business could be materially impaired.

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

Our trademarks, copyrights, trade secrets, and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions, and technical measures. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights as such prevention is inherently difficult. Despite enforcement efforts against software piracy, we may lose significant revenue due to illegal use of our software in the event that we develop significant revenue. If piracy activities increase, they may further harm our future business, if any develops.

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

We have a history of minimal revenue and no income and recent losses since our inception that may continue andcause investors to lose their entire investment.

Virtual was formed on January 6, 2009, and it has cumulative net losses amounting to $997,807 from Inception to December 31, 2012, losses amounting to $106,373 for the year ended December 31, 2012 and losses amounting to $81,526, for the year ended December 31, 2011.

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

In their report dated April 30, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2012 and 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources. These include obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of Thomas Monahan, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Thomas Monahan, our President. He is 65 years old. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

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

We plan to use any revenues received to further develop and advance our range of educational products, and to increase our sales and marketing. Many of the expenses associated with these activities (for example, costsvassociated with hiring professional programmers) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

Because we have a limited operating history, we may not be able to successfully manage our business orvachieve profitability, it will be difficult for you to evaluate an investment in our stock, and you may lose your entire investment.

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

Thomas Monahan, director and President of our Company, beneficially owns 10,000,000 shares (65.13%) of the common stock of our Company. Mr. Monahan controls the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions.

There may be a major change in the core curriculum requirements of school systems throughout the United States which would require a complete reprogramming of our virtual textbooks.

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

Our officers, directors and holders of 10% or more of the issued and outstanding common shares of the Company own 84.68% of the outstanding shares of our common stock. If they or our present non-affiliated shareholders choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

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

As a result of Rules 144, the shares of restricted securities will be available for sale in the public market as follows:

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

Secondary trading in common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Our Common Stock Is A “Penny Stock,” And Compliance With Requirements For Dealing In Penny Stocks May Make It Difficult For Holders Of Our Common Stock To Resell Their Shares.

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

Penny stocks are also stocks, which are issued by companies with Net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years); or $5.0 million (if in continuous operation for less than three years); or average revenue of less than $6.0 million for the last three years.

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

If a trading market if the Company’s common stock develops, and if securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline in the event that a trading market for the Company’s common stock develops.

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

As of December 31, 2012, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 84.7% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

There are 15,352,100 shares of common stock issued and outstanding held by approximately 34 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2012	December 31, 2011

Statements of Income:
Revenue	$132	$—
Gross profit	132	—
Income (loss) from continuing operations	(106,373)	(81,526)
Net income (loss) from continuing operations	$(106,373)	$(81,526)
Earning from continuing operations:
Basic and diluted	$(0.01)	$(0.01)
Balance Sheet Data:
Cash and cash equivalents	$210	$82
Total assets	154,056	248,262
Total liabilities	26,813	23,696
Total equity (deficit)	$127,243	$224,566

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

Going Concern

As of December 31, 2012, Virtual Learning had $210 cash and negative working capital of $26,603. For the years ended December 31, 2012 and 2011, Virtual Learning had revenues of $132 and $-0-, respectively, and sustained net losses of $106,373 and $81,526, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $153,067 as of December 31, 2012. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2012 and 2011.

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

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

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

Revenue from the sale of CD’s or DVD’s and other materials is recognized when shipped or available to the customer in a downloadable format.

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

Recent Developments

In 2011 we completed virtual software textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”;” Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade . Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

During 2012, we added to our expanded and added to our inventory of titles by converting all of our software titles into the new ePub electronic format that allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include ” First Grade Math Workbook Vol. 1”,” First Grade Math Workbook Vol. 2”, “First Grade Math Workbook Vol. 3”, “First Grade Math Workbook Vol. 4”, “Second Grade Math Workbook Vol. 1”, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles in the Adobe Flash format relating to teaching “Money” for First Grade”; “Fourth Grade Algebra” and “Fifth Grade Algebra”;“ First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus, and Calculus II. We expect these titles to become available during 2013.

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

During the period from January 1, 2010, to December 31, 2012, we made the following improvements in that we:

1. improved our methods of animation workflow to the point of being able to render our work product as both an interactive animation and video format suitable for playing on You Tube or manufacturing, production and distribution as a DVD formatted disc;

2. completed and filed for copyright on additional titles;

3. began the process of changing the programming platform of our website from being Adobe Flash based to utilizing WordPress as the basis of website. This change will ensure that our website will be available to potential users utilizing various cell phones providers as the basis for accessing educational products: accessible through various tablet sized computers offered by various computer manufacturers and other computer based educational devices that are contemplated by the computer industry.

4. changed our ISP from Yahoo to HostGator which reduced the cost of internet services and to take advantage of their increased security in their database software and took advantage of their full range of programming platform offerings for WordPress.

Seasonality of Business

In the United States, seasonal trends associated summer vacations, start of academic years, normal gift giving holidays, popular shopping holidays and occasions, promotion to the next grade level are periods where sales are expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions. In addition, sales of subscriptions to organizations willing to sponsor group subscribers start of school budget years, and state testing calendars also affect the timing of our sales of subscriptions to new and existing subscribers. At present, we anticipate that subscriptions to our products will generate the vast majority of our revenue. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new subscribers.

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for both the years ended December 31, 2012 and 2011.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011

Revenue	$132	$-

Operating Expenses
Selling, general and administrative	4,172	40,547
Write down of capitalized curriculum development costs	90,000	-
Common stock issued for legal fees		40,000
Depreciation and amortization	12,333	979

Total operating expenses	106,505	81,526

Loss from operations	(106,373)	(81,526)

Other income/deductions	-	-

Net loss	$(106,373)	$(81,526)

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

Results of Operations - Comparison for the years ended December 31, 2012 and 2011

Revenues

For the years ended December 31, 2012 and December 31, 2011, revenues were $132 as compared to none for the year ended December 31, 2011. This initial revenue stream was the result of beginning our relationship with Amazon Kindle as a distributor offering our titles in the ePub format. Our retail price as suggested by Amazon was set at three dollars with a royalty per agreement set by Amazon at 65% of the sales price. Amazon will offer our titles in various markets around the world at various royalty points. As of December 31, 2012, our initial sales were all domestic.

Cost of Sales

For the years ended December 31, 2012 and December 31, 2011, cost of sales were none. This lack of cost of sales can be attributed to fact that our initial sales were through Amazon Kindle through sales through their Kindle download program whereby we receive a net royalty of 65% of the sale price which was set by Amazon at $3.00 per title less a download fee per title of approximately $.35 per sale.

Operating Expenses

Operating expenses increased $24,979 from $81,526 in 2011 to $106,505 in 2012. The increase was attributable to the $90,000 write down of capitalized curriculum development costs in 2012 ($-0- in 2011) and a $11,354 increase in depreciation and amortization, offset partially by a $36,375 decrease in selling, general and administrative expenses and a $40,000 decrease in common stock issued for legal fees from $40,000 in 2011 to $-0- in 2012.

Selling, general and administrative expenses for the year ended December 31, 2012 aggregated $4,172 and includes office expenses of $70; computer expenses of $2,572, professional fees of $1,050 and State Registration filing fees of $480; Selling, general and administrative expenses for the year ended December 31, 2011 aggregated $40,547 and includes office expenses of $1,271; computer expenses of $5,766, professional fees $28,300 and State Registration filing fees of $5,210.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, our cash balance was $210 and $82, respectively, total assets were $154,056 and $248,262, respectively, and total current liabilities amounted to $26,813 and $23,696, respectively, including officer loans payable of $6,333 and $3,036, respectively. As of December 31, 2012 and 2011, the total stockholders’ equity was $127,243 and $224,566, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

In its report dated April 30, 2015, our independent auditor stated that our financial statements for the years ended December 31, 2012 and 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

Foreign Currency Exchange Rate Risk

We are not exposed to potential gains or losses from foreign currency fluctuations.

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

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(4,296)	(4,055)	(55,728)	(17,448)
Net (loss) income from continuing operations	$(4,296)	$(4,055)	$(55,728)	$(17,448)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Revenue	$—	$—	$14	$118
Gross profit	—	—	14	118
Income from continuing operations	(921)	(778)	(3,885)	(100,790)
Net (loss) income from continuing operations	$(921)	$(778)	$(3,885)	$(100,790)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$ (0.001)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Virtual Learning Company, Inc.

I have audited the accompanying balance sheets of The Virtual Learning Company, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.
Freeport, New York
April 30, 2015

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210	$82

PROPERTY AND EQUIPMENT, net	779	2,180

OTHER ASSETS
Capitalized curriculum development costs	153,067	246,000

Total assets	$154,056	$248,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	480	660
Officer loan payable	6,333	3,036
Total current liabilities	26,813	23,696

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2012 and 2011, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2012 and 2011, there are 15,352,100 and 15,350,000 shares outstanding, respectively	15,352	15,350

Additional paid-in capital	1,109,698	1,100,650
Accumulated deficit	(997,807)	(891,434)

Net stockholders’ equity	127,243	224,566

Total liabilities and stockholders’ equity	$154,056	$248,262

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2012	December 31, 2011

Revenue	$132	$-

Operating Expenses
Selling, general and administrative	4,172	40,547
Write down of capitalized curriculum development costs	90,000	-
Common stock issued for legal fees	-	40,000
Depreciation and amortization	12,333	979

Total operating expenses	106,505	81,526

Loss from operations	(106,373)	(81,526)

Other income/deductions	-	-

Net loss	$(106,373)	$(81,526)

Basic and diluted loss per common share	$(.01)	$(.01)

Weighted average shares outstanding	15,350,000	15,350,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the years ended December 31, 2012 and 2011

	Common stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at December 31, 2010	15,350,000	15,350	$1,088,650	(809,908)	$294,092

Contributed services for capitalized curriculum development costs	-	-	12,000	-	12,000

Cancellation of Common stock issued in 2009 for capitalized curriculum development costs	(200,000)	(200)	(39,800)	-	(40,000)

Issuance of common stock for legal fees	200,000	200	39,800	-	40,000

Net loss for the year ended December 31, 2011	-	-	-	(81,526)	(81,526)

Balance at December 31, 2011	15,350,000	$15,350	$1,100,650	$(891,434)	$224,566

Contributed services for capitalized curriculum development costs	-	-	8,000	-	8,000

Issuance of common stock for cash	2,100	2	1,048	-	1,050

Net loss for the year ended December 31, 2012	-	-	-	(106,373)	(106,373)

Balance at December 31, 2012	15,352,100	$15,352	$1,109,698	$(997,807)	$127,243

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
OPERATING ACTIVITIES
Net loss	$(106,373)	$(81,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,333	979
Write down of Capitalized Curriculum development costs	90,000	-
Issuance of common stock for legal fees	-	40,000
Changes in operating assets and liabilities:
Accrued liabilities	-	20,000
Corporate State taxes payable	(180)	660
Net cash used in operating activities	(4,220)	(19,887)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	5,548	9,646
Repayments of officer loan payable	(2,250)	(8,250)
Issuance of common stock for cash	1,050	-

Net cash provided by financing activities	4,348	1,396

NET INCREASE (DECREASE) IN CASH	128	(18,491)

CASH BALANCE, BEGINNING OF PERIOD	82	18,573

CASH BALANCE, END OF PERIOD	$210	$82

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$8,000	$12,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

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

As of December 31, 2012, Virtual Learning had $210 cash and negative working capital of $26,603. For the years ended December 31, 2012 and 2011, Virtual Learning had revenues of $132 and $-0-, respectively, and sustained net losses of $106,373 and $81,526, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $153,067 as of December 31, 2012. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2012 and 2011.

Capitalized Curriculum Development Costs

Virtual Learning internally develops curriculum, which is primarily provided as web content and accessed via the Internet. Virtual Learning also creates textbooks and other offline materials.

Virtual Learning capitalizes curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll- related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning capitalizes curriculum development costs when the projects under development reach technological feasibility. Many of our new courses are leveraged off proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

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

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable.

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

Revenue from the sale of CD’s or DVD’s and other materials is recognized when shipped or available to the customer in a downloadable format.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2012	December 31, 2011
Office equipment	$4,155	$4,155
Less: Accumulated depreciation	(3,376)	(1,975)
Property and Equipment- net	$779	$2,180

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,400 and $979, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2012	December 31, 2011
Common stock issued to individuals for services relating to curriculum development	$120,000	$210,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	36,000

Total costs	164,000	246,000
Less accumulated amortization	(10,933)	-
Net	$153,067	$246,000

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At December 31, 2012 and 2011, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($153,067 and $246,000, respectively) and therefore no impairment was recognized.

In 2011, capitalized curriculum development costs were reduced by $40,000 as a result of the cancellation of 200,000 shares of common stock issued in 2009 to a programmer whose work product was considered unsatisfactory.

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The writeoff relates to work performed by three consultants (who received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

For the years ended December 31, 2012 and 2011, additions to Capitalized Curriculum Development Costs were $8,000 and $12,000, respectively.

For the years ended December 31, 2012 and 2011, amortization of Capitalized Curriculum Development Costs were $10,933 and $12,000, respectively.

At December 31, 2012, expected future amortization expense of Capitalized Curriculum Development Costs Follows:

Year ended December 31,	Amount
2013	$32,800
2014	$32,800
2015	$32,800
2016	$32,800
2017	$21,867
Total	$153,067

4 - Related Party Transactions

At December 31, 2012 and 2011, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $6,333 and $3,036 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services of $8,000 and $12,000, respectively, were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Year Ended December 31,
	2012	2011
Expected tax at 35%	$(37,231)	$(28,534)

Non-deductible stock-based compensation	-	14,000

Non-deductible write down of Capitalized Curriculum development costs	31,500	-

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	3,827	-

Change in valuation allowance	1,904	14,534
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$19,906	$18,002
Valuation allowance	(19,906)	(18,002)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,906 attributable to the future utilization of $56,874 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, and $5,440 in year 2032.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Thomas P. Monahan 60 Knolls Crescent Apt 9M Bronx, New York 10463	65	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Thomas P. Monahan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 6, 2009. Mr. Thomas P. Monahan owns 65.13% of the outstanding shares of our common stock. Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently, Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006.

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

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

AUDIT COMMITTEE

We do not have an audit committee or financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 6, 2009 to December 31, 2012.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Thomas P. Monahan, President, Secretary and Treasurer	2009 2010 2011 2012	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

There are no current employment agreemes between the company and its officer.

CHANGE OF CONTROL

As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2012 by:

●	each of our executive officers;

●	each director;

●	each person known to us to own more than 5% of our outstanding common stock; and

●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Thomas P. Monahan	10,000,000 shares of common stock (direct)	65.14%

	John Swint	3,000,000 shares of Common stock	19.54%

	Roger L. Fidler Esq.	1,200,000 shares of common stock	7.82%
All officer and director (1 person)		10,000,000 shares of common stock	65.14%

The percent of class is based on 15,352,100 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 17, 2009, Virtual Learning issued 10,000,000 shares of common stock at par value ($.001 per share) to Thomas P. Monahan,11 President, in exchange for cash of $10,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2012, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2012	2011
Audit Fees	$7,000	$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,000	$7,000

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

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

The Virtual Learning Company, Inc.

Dated: May 04, 2015	By:	/s/ Thomas P. Monahan
Thomas P. Monahan, President, Principal Executive and Financial and Accounting Officer, Director

