Form 10-Q
period 2013-03-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2013, was 15,352,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$323	$210

PROPERTY AND EQUIPMENT, net	429	779

OTHER ASSETS
Capitalized curriculum development costs	144,867	153,067

Total assets	$145,619	$154,056
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	480	480
Officer loan payable	6,649	6,333
Total current liabilities	27,129	26,813

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2013 and December 31, 2012, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2013 and December 31, 2012, there are 15,352,100 and 15,352,100 shares outstanding, respectively	15,352	15,352

Additional paid-in capital	1,109,698	1,109,698
Accumulated deficit	(1,006,560)	(997,807)

Net stockholders’ equity	118,490	127,243

Total liabilities and stockholders’ equity	$145,619	$154,056

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue	$151	$-

Operating Expenses
Selling, general and administrative	354	571
Depreciation and amortization	8,550	350

Total operating expenses	8,904	921

Loss from operations	(8,753)	(921)

Other income/deductions	-	-

Net loss	$(8,753)	$(921)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,352,100	15,350,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three months ended March 31, 2013	For the Three months ended March 31, 2012
OPERATING ACTIVITIES
Net loss	$(8,753)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,550	350
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	-	-
Net cash used in operating activities	(203)	(571)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	316	2,859
Repayments of officer loan payable	- _	(1,700)

Net cash provided by financing activities	316	1,159

NET INCREASE (DECREASE) IN CASH	113	(588)

CASH BALANCE, BEGINNING OF PERIOD	210	82

CASH BALANCE, END OF PERIOD	$323	$670

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$-	$3,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012

Unaudited

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2012

Nature of Operations

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

As of March 31, 2013, Virtual Learning had $323 cash and negative working capital of $26,806. For the three months ended March 31, 2013 and 2012, Virtual Learning had revenues of $151 and $-0-, respectively, and sustained net losses of $8,753 and $921, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $144,867 as of March 31, 2013. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the three months ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220). The objective of this guidance is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance became effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to the Company’s financial statements.

2 – Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2013	December 31, 2012

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(3,726)	(3,376)

Property and Equipment- net	$429	$779

Depreciation expense for the three months ended March 31, 2013 and 2012 was $350 and $350, respectively.

3 – Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	March 31, 2013	December 31, 2012

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(19,133)	(10,933)

Net	$144,867	$153,067

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At March 31, 2013 and December 31, 2012, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($144,867 and $153,067, respectively) and therefore no impairment was recognized.

For the three months ended March 31, 2013 and 2012, additions to Capitalized Curriculum Development Costs were $-0- and $3,000, respectively.

For the three months ended March 31, 2013 and 2012, amortization of Capitalized Curriculum Development Costs were $8,200 and $-0-, respectively.

4 – Related Party Transactions

At March 31, 2013 and December 31, 2012 , Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $6,549 and $6,333 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services of $-0- and $3,000 for the three months ended March 31, 2013 and 2012, respectively, were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three months	Three months
	Ended	ended
	March 31 2013	March 31, 2012
Expected tax at 35%	$(3,064)	$(322)

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	2,870	-

Change in valuation allowance	194	322
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of March 31, 2013 and December 31, 2012 are as follows:

	March 31 , 2013	December 31 2012
Deferred tax assets:
Net operating loss carry forward	$20,099	$19,906
Valuation allowance	(20,099)	(19,906)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,099 attributable to the future utilization of $57,427 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2013 and December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032 and $533 in 2033.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations for the quarter ended March 31, 2013 should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March ___, 2015.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2013 and 2012. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1— Significant Accounting Policies and Basis of Presentation to the Financial Statements.

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

Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format, which will be available through various distributors and our website either as a download or in boxed format. We have combined rigorous content in math with interactive features and games that engage students, reinforce, and reward learning achievement

The Company has one curriculum development contract with Lawrence William Kazmierczak, a professor of mathematics that requires the Company to pay him to author courses in Pre-Calculus, Calculus I, and II, and to consult on the creation of high school level math courses. This Agreement provides for Professor Kazmierczak to receive 5% royalties on the Company’s net revenues up to one million dollars of net revenues, and 5% royalty on net revenues beyond one million dollars on projects in which he directly participates and has made material contributions. In addition, he has received 200,000 shares of the Company’s common stock. We determine what projects in which he has directly participated and made material contributions by our internal record keeping as to time devoted to each project. We determine the revenue attributed to those projects by monitoring devices that allow us to determine which authorized user has devoted how much time to which module and then comparing the same to the entire revenue stream.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2013 and 2012.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months Ended March 31, 2013	Three months ended March 31, 2012

Revenue	$151	$-

Operating Expenses
Selling, general and administrative	354	571
Depreciation and amortization	8,550	350

Total operating expenses	8,904	921

Loss from operations	(8,753)	(921)

Other income/deductions	-	-

Net loss	$(8,753)	$(921)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com. The lack of completed titles and working capital hampered operations in both 2013 and 2012.

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

Results of Operations - Comparison for the three months ended March 31, 2013 and 2012.

Revenues

For the three months ended March 31, 2013 and 2012, revenues were $151 and $-0-, respectively. The $151 in revenue for the three months ended March 31, 2013 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the three months ended March 31, 2013 and March 31, 2012, cost of sales were none. Since our sales of $151 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $7,983 from $921 in 2012 to $8,903 in 2013. The increase is attributable to an increase of $8,200 in depreciation and amortization and decreases in computer expenses of $147 and administrative expenses of $70.

Selling, general and administrative expenses for the three months ended March 31, 2013 aggregated $354 and includes computer expenses of $354. Selling, general and administrative expenses for the three months ended March 31, 2012 aggregated $571 and includes office expenses of $70 and computer expenses of $501.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, our cash balance was $323 and $210, respectively, total assets were $145,619 and $154,056, respectively, and total current liabilities amounted to $27,129 and $26,813, respectively, including officer loans payable of $6,649 and $6,333, respectively. As of March 31, 2013 and December 31, 2012, the total stockholders’ equity was $118,490 and $127,243, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Going Concern Uncertainty

In its report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

