Form 10-Q
period 2013-06-30
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2013, was 15,902,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$342	$210

PROPERTY AND EQUIPMENT, net	79	779

OTHER ASSETS
Capitalized curriculum development costs	136,667	153,067

Total assets	$137,088	$154,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	480	480
Officer loan payable	6,635	6,333
Total current liabilities	27,115	26,813

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2013 and December 31, 2012, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2013 and December 31, 2012, there are 15,902,100 and 15,352,100 shares outstanding, respectively	15,902	15,352

Additional paid-in capital	1,219,148	1,109,698
Accumulated deficit	(1,125,077)	(997,807)

Net stockholders’ equity	109,973	127,243

Total liabilities and stockholders’ equity	$137,088	$154,056

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2013	Six months ended June 30, 2012

Revenue	$470	$-

Operating Expenses
Selling, general and administrative	640	999
Common stock issued for consulting services	110,000	-
Depreciation and amortization	17,100	700

Total operating expenses	127,740	1,699

Loss from operations	(127,270)	(1,699)

Other income/deductions	-	-

Net loss	$(127,270)	$(1,699)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,352,100	15,350,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June 30, 2013	Three months ended June 30, 2012

Revenue	$319	$-

Operating Expenses
Selling, general and administrative	286	428
Common stock issued for consulting services	110,000	-
Depreciation and amortization	8,550	350

Total operating expenses	118,836	778

Loss from operations	(118,517)	(778)

Other income/deductions	-	-

Net loss	$(118,517)	$(778)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,352,100	15,350,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six months ended June 30, 2013	For the Six months ended June 30, 2012
OPERATING ACTIVITIES
Net loss	$(127,270)	$(1,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting services	110,000	-
Depreciation and amortization	17,100	700
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	-	(660)
Net cash used in operating activities	(170)	(1,659)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	602	3,932
Repayments of officer loan payable	(300)	(2,250)

Net cash provided by financing activities	302	1,682

NET INCREASE (DECREASE) IN CASH	132	23

CASH BALANCE, BEGINNING OF PERIOD	210	82

CASH BALANCE, END OF PERIOD	$342	$105

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$-	$6,000

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended June 30, 2013 and 2012

Unaudited

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

As of June 30, 2013, Virtual Learning had $342 cash and negative working capital of $26,773. For the six months ended June 30, 2013 and 2012, Virtual Learning had revenues of $470 and $-0-, respectively, and sustained net losses of $127,270 and $1,699, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $136,667 as of June 30, 2013. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the six months ended June 30, 2013 and 2012.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2013	December 31, 2012

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,076)	(3,376)

Property and Equipment- net	$79	$779

Depreciation expense for the six months ended June 30, 2013 and 2012 was $700 and $700, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	June 30, 2013	December 31, 2012

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(27,333)	(10,933)

Net	$136,667	$153,067

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At June 30, 2013 and December 31, 2012, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($136,667 and $153,067, respectively) and therefore no impairment was recognized.

For the six months ended June 30, 2013 and 2012, additions to Capitalized Curriculum Development Costs were $-0- and $6,000, respectively.

For the six months ended June 30, 2013 and 2012, amortization of Capitalized Curriculum Development Costs were $16,400 and $-0-, respectively.

4 - Related Party Transactions

At June 30, 2013 and December 31, 2012 , Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $6,635 and $6,333 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services of $-0- and $6,000 for the six months ended June 30, 2013 and 2012, respectively, were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Six months	Six months
	Ended	ended
	June 30, 2013	June 30, 2012

Expected tax at 35%	$(44,545)	$(595)

Non-deductible stock based compensation	38,500	-

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	5,740	-

Change in valuation allowance	305	595
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Deferred tax assets:
Net operating loss carry forward	$20,210	$19,906
Valuation allowance	(20,210)	(19,906)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,210 attributable to the future utilization of $57,744 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2013 and December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032 and $870 in 2033.

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

7 - Issuance of Common Stock for Consulting Services

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount was expensed in the three months ended June 30, 2013.

8 - Subsequent Events

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months and three months ended June 30, 2013 and 2012. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1— Significant Accounting Policies and Basis of Presentation to the Financial Statements.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and six months ended June 30, 2013 and 2012.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2013	Six months ended June 30, 2012

Revenue	$470	$-

Operating Expenses
Selling, general and administrative	640	999
Common stock issued for consulting services	110,000	-
Depreciation and amortization	17,100	700

Total operating expenses	127,740	1,699

Loss from operations	(127,270)	(1,699)

Other income/deductions	-	-

Net loss	$(127,270)	$(1,699)

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June 30, 2013	Three months ended June 30, 2012

Revenue	$319	$-

Operating Expenses
Selling, general and administrative	286	428
Common stock issued for consulting services	110,000	-
Depreciation and amortization	8,550	350

Total operating expenses	118,836	778

Loss from operations	(118,517)	(778)

Other income/deductions	-	-

Net loss	$(118,517)	$(778)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual text books and online content through our website with the registered domain name of mathisbasic.com.

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

Results of Operations - Comparison for the six months ended June 30, 2013 and 2012.

Revenues

For the six months ended June 30, 2013 and 2012, revenues were $470 and $-0-, respectively. The $470 in revenue for the six months ended June 30, 2013 represents our domestic sales of eBooks through Amazon’s Kindle and through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the six months ended June 30, 2013 and June 30, 2012, cost of sales were none. Since our sales of $470 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format, there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $126,041 from $1,699 in 2012 to $127,740 in 2013. The increase is attributable to an increase of $16,400 in depreciation and amortization; decrease in computer and internet expenses of $289; decrease in administrative expenses of $70 and an increase in common stock issued for consulting services of $110,000.

Selling, general and administrative expenses for the six months ended June 30, 2013 aggregated $640 and includes computer expenses of $640. Selling, general and administrative expenses for the six months ended June 30, 2012 aggregated $999 and includes computer and internet expenses of $929 and office expenses of $70.

Results of Operations - Comparison for the three months ended June 30, 2013 and 2012.

Revenues

For the three months ended June 30, 2013 and 2012, revenues were $319 and $-0-, respectively. The $319 in revenue for the three months ended June 30, 2013 represents our domestic sales of eBooks through Amazon’s Kindle and through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the three months ended June 30, 2013 and June 30, 2012, cost of sales were none. Since our sales of $319 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $118,058 from $778 in 2012 to $118,836 in 2013. The increase is attributable to an increase of $8,200 in depreciation and amortization and a decrease in computer and internet expenses of $142 and an increase in $110,000 in common stock issued for consulting services.

Selling, general and administrative expenses for the three months ended June 30, 2013 aggregated $286 and includes computer expenses of $286. Selling, general and administrative expenses for the three months ended June 30, 2012 aggregated $428 and includes computer and internet expenses of $428.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, our cash balance was $342 and $210, respectively, total assets were $137,088 and $154,056, respectively, and total current liabilities amounted to $27,115 and $26,813, respectively, including officer loans payable of $6,635 and $6,333, respectively. As of June 30, 2013 and December 31, 2012, the total stockholders’ equity was $109,973 and $127,243, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2013, Virtual Learning issued an aggregate of 550,000 restricted shares of common stock to five individuals for consulting and other services.

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

