Form 10-K
period 2013-12-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

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

In 2011 we completed virtual software textbooks in the Adobe Flash format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: Geometry”; “Fourth Grade math: Geometry”; “Fifth Grade Math: Geometry”; “First Grade Math: Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra”; “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade. Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics text books and work book courses for grades First grade through college level.

During 2012, we added to our expanded inventory of titles by converting all of our software titles into the new ePub electronic format that allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include ” First Grade Math Workbook Vol. 1”,” First Grade Math Workbook Vol. 2”, “First Grade Math Workbook Vol. 3”, “First Grade Math Workbook Vol. 4”, “Second Grade Math Workbook Vol. 1”, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

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

Since we were short cash flow from operations and we were unable to raise any additional cash from private or public sources to pay for our anticipated marketing program during 2013. We instead relied upon the power of the marketing exposure of our ePub titles through Amazon’s Kindle and Barnes and Noble’s Nook system to help spark sales in our ePub titles. As encouraged as we were during the year with Amazon’s and Barnes and Noble’s systems of international marketing, it became clear that sales through their systems were not going to materialize. In addition, because of lack of funds, we were unable to launch an effective integrated internet marketing approach which must include the use of Face Book, Twitter and Pinterest.

During 2013 our analysis of our monthly visitors through our host provider indicated that a natural rate of growth in users was not occurring as expected. We had envisioned that by making all of our courses available to all interested users and providing user friendly self assessments to check the results of users who completed our courses was also not occurring.

Several trends in the communications industry forced us to make significant changes in the platform we are using to present our online educational materials via the internet, going away from Adobe Flash, and marketing our software products:

●	The growth in the number of students adopting the Apple iPhone as their primary communicating and entertainment device. Apple’s iPhone led 2013 US consumer smartphone sales with a 45% share. With more than 120 million smartphones sold in the U.S. in 2013, Apple’s iPhone accounted for nearly half of those, taking a 45 percent share in its home market last year, new data released by the The NPD Group Phone Track. Lagging behind the two-horse race was LG, which represented 8 percent of smartphones sold in America last year. HTC took fourth with 6 percent, while Motorola came in fifth with 4 percent.

●	In a Mobile Learning Research project reported on May 8, 2013 by David Nagel, Most elementary and secondary students are using mobile devices in their studies, either in the classroom or at home. And, according to a new study, the majority would like to be able to use them more in class

●	An NEA Newsletter reported on by Edward Graham that the number of kids with phones has just been blown out of the water the last couple of years. “Two years ago, if any of the kids in my room had a phone, it was a dial-phone that maybe they could text on. And now it’s all smartphones.”

●	According to data compiled by the research firm Nielsen, 58 percent of American children from 13- to 17-years-old owned a smartphone as of July 2012—an increase of more than 60 percent over the previous year. And with over 50 percent of mobile phone users in America now using smartphones, the numbers only seems to be growing.

●	With their easy internet access, a multitude of education-friendly apps, and the ability to be used at a moment’s notice (after all, what smartphone-owning teenager would go anywhere without their phone?), smartphones have all the tools necessary to boost student learning.

In the fourth quarter management decided to abandon Adobe Flash as a platform to present our educational products over the Internet and adopt WordPress as our platform.

The business of the Company was originally developed through a prior entity formed under the name the Terra Media, Ltd., a Delaware company (“Terra”). Terra did complete a registration statement pursuant to the 1933 Act and was approved for trading on the Bulletin Board. On June 2, 2008, the volume in Terra’s Common Stock was non-existent.

In January 2009, Terra decided to pursue the purchase and development of coal leases and entered into an agreement with Thomas Monahan to sell to Mr. Monahan the assets of Terra’s subsidiary Ding Dong School, Ltd. for a purchase price of $5,000 which included certain assets including computers, various software titles, Trade Marks, and production software with a book value of $37,688, assumption of officer loans aggregating $28,437, and the assumption of accrued liabilities aggregating $35,085. Mr. Monahan was the former President and controlling shareholder of both Terra and Ding Dong School, Ltd. and during the time when Mr. Monahan was in control of Terra, the Ding Dong School subsidiary was the only asset of Terra. Control, of Terra was purchased by Catherine Balloqui who also became Terra"s President and sole director. In 2009, Ms. Balloqui made the determination that Ding Dong School"s business was less desirable than energy assets and Terra then sold the assets to Mr. Monahan in exchange for the forgiveness of $5,000 owed to Roger Fidler by Terra for legal fees. Mr. Monahan retains no shares in Terra and Ms. Balloqui has no shares in Virtual Learning.

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

The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

According to the National Center for Education Statistics (“NCES”), a division of the U.S. Department of Education, approximately 48 million students will attend K-12 public schools in the fall of 2013. Nearly five million students were enrolled in private schools in the fall of 2012. In addition, according to a report by National Home Education Research Institute, approximately two million students were home schooled in 2011. Many of these students took an online courses and a small percentage enrolled in a full-time online program. As of 2013, six states mandated the completion of an online course prior to high school graduation (Keeping Pace Report, 2013). Multi-district fully online schools served an estimated 310,000 students in 30 states during the 2012-13 school year.

According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 13,600 districts during the 2011-12 school year.

The NCES estimates that total spending in the K-12 market was projected to be $563 billion for the 2012-13 school year, and that public school spending will increase by 24 percent, to $699 billion, by 2022-23.

According to the International Association for K-12 Online Learning (“iNACOL”), in 2013, all 50 states had established a significant form of online learning initiative. In addition, according to iNACOL, 1.82 million K-12 students participated in a formal online learning program.

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

As evidenced by the varying options being utilized by students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives, and we expect them to extend their use of technology to their educational needs and choices. Families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children"s potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn at their own pace; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek more flexibility than traditional brick and mortar schools can provide.

Most students in the United States will continue to be educated in school buildings and classrooms. However we also believe that the academic benefits for certain student segments, combined with the significant savings for taxpayers, will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges traditional schools continue to face is adoption of technology and innovative new learning devices.

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

As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew The Rockefeller Institute said in a note about fourth-quarter state tax revenues that revenues continue to be positive, but they have slowed from the first half of the year. Personal income taxes made up about 41 percent of total state tax revenue in the fourth quarter of 2013 and slowed considerably from the first half of the year. Rockefeller writes:

The state personal income tax revenue picture in the first two quarters of calendar year 2013 represented the strongest growth since the start of the Great Recession. However, the growth in personal income tax collections softened in the third quarter of 2013 and was a mere 1.0 percent in the fourth quarter of 2013.

Personal income taxes are the bedrock of state tax revenues. But state sales taxes are also important and showed nice, steady gains. From Rockefeller again: Sales tax collections increased by 5.5 percent in the fourth quarter of 2013 compared to the same quarter of 2012. According to preliminary data, only six of 45 sales-tax states reported declines in sales tax collections compared with the same quarter last year. Arizona had the largest sales tax decline at 14.4 percent, followed by Georgia at 4.6 percent. The large sales tax decline in Arizona is mostly due to expiration of a temporary one-cent increase in sales tax of three years ago. The following five states reported double-digit growth in sales tax collections: California, Maine, Minnesota, Ohio, and Virginia.

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

Our adoption of WordPress as our online platform will permit us to be viewed by Apple and Windows based mobile devices, iTablets, laptop and tabletop computer systems.. WordPress started as just a blogging system, but has evolved to be used as a full content management system and so much more through the thousands of plugins and widgets and themes. WordPress is a free and open-source blogging tool and a content management system (CMS) based on PHP and MySQL Features include a plugin architecture and a template system. WordPress was used by more than 23.3% of the top 10 million websites. WordPress is the most popular blogging system in use on the Web at more than 60 million websites

The Market for Supplemental Learning Materials. Schools use a variety of supplemental materials to augment their core curriculum, provide remediation and enrichment and offer additional learning opportunities in the classroom and at home. These materials include traditional print-based materials, such as textbooks, workbooks, problem sheets and printed reading materials. With increased availability and use of computers in the classroom and at home, vendors have developed software and, increasingly, online programs and content as an alternative to print-based materials.

David Nagel on July 1, 2013 in The Journal reported that Public school teachers spent $1.6 billion of their own money on classroom supplies and gear in the 2012-2013 school year, according to a report released Wednesday. All told, teachers spent $3.2 billion on classroom tools this school year, only half of which was funded for them.

Limitations of Traditional Print Products. Educators increasingly are recognizing the limitations of traditional print-based textbook and workbook learning materials, which are static, cannot be quickly corrected for errors or up dated to address evolving standards, cannot provide individualized feedback to students, do not provide teachers with a method to quickly track student progress and become ragged and obsolete with time and usage. Such traditional print-based learning materials are costly and need to be replaced on a regular basis due to the publication of newer editions or, in the case of workbooks, use by students. These materials also do not provide administrators with easily obtainable metrics to measure the performance of classes, teachers, or individual grades in their schools on a regular basis. Increasingly, parents are finding their children coming home with fewer and fewer textbooks and other printed materials because the costs of providing children with materials to take home is simply too costly.

Limitations of Software Products. As a result of the recognition of the limitations of print-based products and the perceived advantages of computer-based materials, educators began to utilize software-based supplemental materials, such as CD-ROMs. However, these materials also have significant limitations. Software products are designed to run on specific operating systems with specific memory requirements, and require installation on individual computers or costly and time-consuming installations on centralized computer systems. Software products place increased demands on schools” limited IT personnel, systems, and budgets. Access to these products is typically limited to the computers in a specific classroom or computer lab and cannot be used at home unless schools provide a student with a disk containing the software and the student has access to a computer with the appropriate operating system or ability to play a CD-ROM. Any updates require the publication, receipt, distribution and installation of new software or CD-ROMs, which would require the school and parents to purchase new versions. In addition, software-based products are typically unable to provide real-time feedback about student performance to teachers or educators. CD-ROM”s are also subject to being illegally duplicated.

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

Our Competitive Strengths

We believe the following are our key competitive strengths:

Customized, Content. Our line of virtual textbooks and assessment programs offers online, practice and assessments for certain subjects, primarily math in the first, second, third, fourth and fifth grades which we hope to expand to cover all grades and most subjects from first grade through twelfth grade. We believe this customization will be attractive to parents and educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects.

Real-time Student Tracking, Built-in Remediation and Enrichment. In addition to our virtual textbooks, we have designed software that will assess a student"s progress in learning. We can provide real-time reporting on student achievement, allowing parents and educators the option to quickly identify learning gaps and provide targeted instruction and practice. Our assessment software also provides students with immediate feedback and explanations and, when required, remediation content designed to build foundational skills in order to accelerate students to grade-level proficiency.

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

We believe increased accountability, including the need for school districts and states to meet the requirements of legislative developments, combined with the increased availability and utilization of web-based technologies by teachers, students, and administrators has resulted in decreased spending on traditional print-based and software-based supplemental materials and increased spending on innovative online programs that offer functionality and real-time assessment and reporting not provided by traditional solutions.

Our online products are easily and frequently updated with new or more current content, additional features and enhancements and can provide students with instant feedback, positive reinforcement and remediation when proficiency levels are not met. Web-based products require no software to be installed in school or home computers and can be accessed anywhere the internet is available. Web-based products can be offered at lower prices as they do not require expenditures for publishing, paper, or electronic media, shipping or warehousing

Key Attributes of Our Business Model

We believe the following are the key attributes of our business model (Please note that NONE of the key attributes of our business model have materialized yet):

High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a potentially visible recurring revenue stream and high profit margins, neither of which have materialized as of December 31, 2013. We have not yet generated any meaningful revenue and have never generated a profit.

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

Solution to Various Learning Problems: As a software development company, we have developed our products in direct response to parents and teachers concerns relating to student"s ability to master all of the material. Our software includes, at present, over fifty modules that teach subjects as diverse as geometry, algebra, measurement, addition, subtraction, multiplication, division, and fractions, to name a few, This time pressure issue was further substantiated and further reported by such sources as the Education Resources Information Center; through several studies documenting the importance of time needed for learning and time spent in learning as parameters of educational achievement. Several studies have examined differences in student learning rates, amount of information acquired, and amount of information retained in three common types of classroom tasks. Tasks that required knowledge of specific facts; comprehension of basic concepts and principles; or application of facts, concepts, and principles to problem-solving activities. Results of studies indicated large differences among knowledge, comprehension, and application tasks for all measures of student performance.

Third: Granting access to all of our subscribing students to all of our virtual courses and supplementary material andassessment programs will allow students who are deficient in having mastered content required in a prior classroom module, prior grade or from another school, will give students an opportunity to make up for any deficiencies at his or her own pace and in a non-threatening and non-judgmental environment. Fourth: The software platform we currently use for all of our products is ideally suited to adapt all of our products to any number of languages with minimal programming changes. It is our intention to make all of our products available in the Spanish language.

Our Growth Strategy

Ability to Implement Growth Initiatives. With regard to the section “Develop New Products and Enhance Our Online Platform” below, the reference to new products in that section refers to completing the additional titles mentioned below and this process is on-going and the essence of our growth strategy. The completion of the additional titles is the primary goal of the Company during the next year . The main obstacle to achieving the growth strategy initiatives is the fact that at present we have one employee and limited funds. The failure to obtain additional funding elsewhere, would seriously impair or prevent achieving any of the growth strategy initiatives set forth below prior to development. With such funding, prior to developing additional titles we contemplate achieving certain of our growth initiatives or substantial parts of them. For example, with respect to cross platform functionality, while we are in the process of completing the four stages of development for any given title, we are constantly seeking ways to adapt the programming of each title to be operational on as many platforms as possible. By taking into account several other changes our files will play on any standard PC, android cellphone and also play in a video player.

Develop New Products and Enhance our Online Platform. Once we have achieved a revenue stream we intend to develop new products, as well as new features and functionality for our online platform, to address student needs, parents, and teacher requests in order to maintain the competitiveness we feel necessary to maintain growth both in the number of subscribers to our online services and to enable us to increase our per subscriber revenue by offering increased value. The development of new products and the enhancement of our Online Platform to play on various operating systems such as the Apple, Android and Blackberry are relevant to our growth because such development and enhancement improve functionality of content to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a Microsoft Windows based desk top or laptop computer over the internet whereas in the future it will be viewable over cellphones and tablets. To date our system is viewable through any Windows computer system over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the iPhone, iPad and Blackberry. We also want to convert our modules to become a video presentation.

Continue development in cross platform functionality for mobile telephone systems. As briefly addressed above, in order to address additional subscribers we intend to make our online services available to mobile telephone users. We are currently capable of serving Android Tablet users. We intend to extend this cross platform functionality to iPad and IPhone and Blackberry cell phones. These Smartphones appear to be establishing a significant and increasing market share of the mobile telecommunications business. A Smartphone is a mobile phone that offers more advanced computing ability and connectivity than a contemporary feature phone. Smartphones and feature phones may be thought of as handheld computers integrated with a mobile telephone, but while most feature phones are able to run applications based on platforms such as Java Me a smartphone usually allows the user to install and run more advanced applications. Smartphones run complete operating system software providing a platform for application developers. Thus, they combine the functions of a camera phone and a Personal digital assistant (PDA). The increased availability and utilization of web-based and mobile technologies enhances and supplements teacher instruction, engages today"s technology-savvy learners and improves student outcomes. Some smartphones, sometimes called NirvanaPhones, have a docking station with an external display and keyboard to create a desktop or laptop environment. Growth in demand for advanced mobile devices boasting powerful processors, abundant memory, larger screens, and open operating systems has outpaced the rest of the mobile phone market for several years.

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

Increasingly tech-savvy students today are increasingly relying on multiple devices and media to access information, through the World Wide Web. As such, it is important to deliver our content in the way that best suits their needs. With 3 Screen access, (PC, Mobile, Tablet) we will open up new distribution channels, extending our reach while making our content conveniently accessible, regardless of time or place. And, since our content is ‘always on’, we may achieve higher numbers of subscribers. In this way we hope that our products will garner the widest possible user audience and hence positively impact our growth. As of December 31, 2013, our primary delivery vehicle are Windows based devices. With the migration to the WordPress platform our online programs we be visible on both Windows, Apple and Blackberry devices.

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

Our Products and Services

Virtual Learning is an online education company. As of December 31, 2013 we have not begun to accept subscribers. We are making available our courses and virtual textbooks free of charge through our website www.mathisbasic.com in order to create a student user base. We provide instruction through our fully interactive virtual textbooks. Our fully animated, interactive featured, colorful and audio virtual textbooks have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that improve the performance of students via proprietary web-based platforms games that engage students, reinforce and reward learning achievement. Our core product line helps students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via proprietary our web- based platform through one of our several websites on the World Wide Web with the URL www.mathisbasic.com; www.scienceisbasic.com, and www.readingisbasic.com. Please note that we have only one operational website www.mathisbasic.com.

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

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles relating to teaching “Money” for First Grade; “Fourth Grade Algebra” and “Fifth Grade Algebra”; First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: “Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus.

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

Our primary marketing activities will include:

1.	Targeted campaigns to individual students and their parents and other family members, schools, and organizations sponsoring after school learning opportunities by using search engine marketing, direct mail, e-mail marketing and print advertisements; participation in tradeshows; building on relationships with satisfied students and parents, organizations, and school subscribers to target new sales to other interested parties in the geographic area;

2.	Webinars for existing subscribers introducing them to new products, add-on features and upgrades; incentives such as free months to attract new subscribers or free trials of add-on products to attract

3.	Renewals; and we intend to promote ourselves through magazine advertisements describing and offering our virtual textbooks.

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

The Technology

We were using Adobe Flash as the platform upon which to develop our virtual textbooks and CD and DVD formatted educational titles. Adobe Flash had several unique features that make it ideal for our purposes. First, it had the ability to publish our work in several formats including as an executable file which may be played on either a PC or a Macintosh Computer. In additional the same programming may also be used as the basis for presentation on our website with no change in the basic core code. Adobe Flash is especially useful in its ability to incorporate and integrate many forms of media into a single interactive program.

Adobe Flash was one of the most popular and versatile applications for digital multimedia and website development. The biggest drawback was that Apple and Adobe have not been on friendly terms and have made the adoption of Flash on Apple systems not very user friendly and visible on Apple’s various iPhone and iTablet devices. Apple has been capturing an increasing percentage of the education market. Apple continues to dominate the market for education tablets.

On October 28, 2013, Apple CEO Tim Cook said that iPads make up 94 percent of the market for education tablet, a stat that he noted was impressive and unheard of in most businesses. “I’ve never seen a market share that high before,” Cook said Monday during a conference call with analysts. The company has attempted to push its tablets into the education arena with textbook support and discounts for bulk purchases. Schools represent a potential source of growth at a time when the iPad’s market share dominance has eroded in the general consumer market. Cook said the education business represented a potential $1 billion market for Apple. Apple on Monday reported fiscal fourth-quarter results that topped Wall Street expectations, led by strong iPhone sales. But iPad sales of 14.1 million units was short of estimates and flat from a year ago. Apple could see a spike in iPad sales in the next quarter, with consumers likely scrambling to buy the iPad Air, which hits the market on Friday. The iPad Mini with Retina Display is scheduled for later in November.

As the Internet has become more complex, more easily accessed, and more plentiful in rich media, it has increasingly become a destination for those wanting to be educated and entertained at the same time. Education is a subset of media (online or offline, interactive or not) that presents science, math, history or culture in a compelling and entertaining manner. This is where Flash-based education and entertainment entered the scene. Flash allowed for the creation of nonlinear, self-motivated, educational experiences that feature compelling and powerful use of sound, video, imagery, and interactivity.

We believe that the conversion of our educational materials to be viewable over various Apple devices is critically important to the continued existence of our Company. We believe that WordPress is the platform to accomplish that goal. Today WordPress has impressive flexibility in terms of Themes and a vast array of plugins that most everything we have accomplished using Flash may be replicated using WordPress and plug-ins that are available.

WordPress users may install a variety of themes and switch between them. Themes allow users to change the look and functionality of a WordPress website and they can be installed without altering the content or health of the site. Every WordPress website requires at least one theme to be present. Every WordPress theme is designed using some standards with structured PHP, valid HTML and CSS. Today, JavaScript and jQuery are being used to add responsiveness to the themes.

Plugins

WordPress’s plugin architecture allows users to extend its features. WordPress has over 30,000 plugins available, each of which offers custom functions and features enabling users to tailor their sites to their specific needs. These customizations range from search engine optimization, to client portals used to display private information to logged in users, to content displaying features, such as the addition of widgets and navigation bars. But not all available plugins are always abreast with the upgrades and as a result they may not function properly or may not function at all.

Mobiles

Native applications exist for WebOS, Android, iOS (iPhone, iPod Touch, iPad), Windows Phone, and BlackBerry. These applications, designed by Automattic, allow a limited set of options, which include adding new blog posts and pages, commenting, moderating comments, replying to comments in addition to the ability to view the stats.

Other features

WordPress also features integrated link management; a search engine–friendly, clean permalink structure; the ability to assign multiple categories to articles; and support for tagging of posts and articles. Automatic filters are also included, providing standardized formatting and styling of text in articles (for example, converting regular quotes to smart quotes). WordPress also supports the Trackback and Pingback standards for displaying links to other sites that have themselves linked to a post or an article.

One of the most important and relevant characteristics of Adobe Flash that we have enjoyed was its ability to present material in almost any language. WordPress provides us with the same flexibility and will allow us to adapt any of our programs to a variety of languages. The language component of the computer program is documented as an image file, which then is displayed independent of the computer user”s operating system limitations and graphic display limitations. This will allow us to present our content in many languages simultaneously from within the program and not have to worry about the user”s computer system to display that language.

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

Employees

As of December 31, 2013, we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we have not been successful in our efforts, and there no assurance that we will be successful in the future. Our employee is not subject to a collective bargaining agreement.

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

Our cash flow may fluctuate as a result of seasonal variations in our anticipated business, principally due to:

●	our subscribers’ spending patterns, which we expect to relate to typical gift giving holidays and the start of the academic year

●	the timing of expirations and renewals of subscriptions;

●	the timing of special promotions and discounts, including additional free months of subscriptions

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

We may be sued for infringing the intellectual property rights of others or be subject to litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of merits, intellectual property claims are often time-consuming and expensive to litigate and settle. In addition, to the extent claims against us are successful, we may have to pay substantive monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party”s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expense.

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

Virtual was formed on January 6, 2009, and it has cumulative net losses amounting to $1,142,447 from Inception to December 31, 2013, losses amounting to $144,640 for the year ended December 31, 2013 and losses amounting to $106,373, for the year ended December 31, 2012.

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

In their report dated April 30, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2013 and 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources. These include obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor”s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of Thomas Monahan, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Thomas Monahan, our President. He is 66 years old. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

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

The markets for our products and services are new and intensely competitive. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional companies enter each of its markets. We are aware of a few major retailers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products and services. Numerous product offerings and services that compete with those of ours can be expected in the near future. Intense price competition may develop in our markets. We face competition in the overall Internet market, as well as in each of the market segments where our products and services compete. We have multiple competitors for each of our products and services. Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical, and marketing resources, name recognition and a more developed subscriber base. We do not believe our markets will support the increasing number of competitors and their products and services. In the past, a number of product markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate one or more of our market segments. There can be no assurance we will be able to compete effectively with current and future competitors.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2013, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 84.7% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

Prior to our initial public offering, we are operating our business as a private company. We will now be required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of listing on the OTCBB, and if listed for continuing to remain listed on the OTCBB, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated there under, which impose significant compliance obligations upon us. As a public company, we will be required to:

●	Prepare and distribute periodic public reports and other stockholder communications in compliance with our

●	obligations under the federal securities laws and OTCBB rules;

●	create or expand the roles and duties of our board of directors and committees of the board;

●	maintain a more comprehensive financial reporting and disclosure compliance functions;

●	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;

●	enhance and formalize closing procedures at the end of our accounting periods;

●	maintain an internal audit function;

●	enhance our investor relations function;

●	establish and maintain new internal policies, including those relating to disclosure controls and procedures; and

●	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

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

Not applicanble.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no public market for the Company’s Common Equity.

There are 15,902,100 shares of common stock issued and outstanding held by approximately 34 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2013	December 31, 2012

Statements of Income:
Revenue	$1,155	$132
Gross profit	1,155	132
Income (loss) from continuing operations	(144,640)	(106,373)
Net income (loss) from continuing operations	$(144,640)	$(106,373)

Earning from continuing operations:
Basic and diluted	$(0.01)	$(0.01)

Balance Sheet Data:
Cash and cash equivalents	$177	$210
Total assets	120,444	154,056
Total liabilities	27,841	26,813
Total equity (deficit)	$92,603	$127,243

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

Virtual Learning is also a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format, which will be available through various distributors and our website either as a download or in boxed format. We have combined rigorous content in math with interactive features and games that engage students, reinforce, and reward learning achievement. In 2012, Virtual Learning began publishing a aggregate of fourteen titles to Amazon Kindle and Barnes and Noble Nook. These titles have a retail price of $3.00 and earn the Company a 65% royalty with each sale.

The Company has one curriculum development contract with Lawrence William Kazmierczak, a professor of mathematics that requires the Company to pay him to author courses in Pre-Calculus, Calculus I, and II, and to consult on the creation of high school level math courses. This Agreement provides for Professor Kazmierczak to receive 5% royalties on the Company”s net revenues up to one million dollars of net revenues, and 5% royalty on net revenues beyond one million one dollar on projects in which he directly participates and has made material contributions. In addition, he has received 200,000 shares of the Company”s common stock. We determine what projects in which he has directly participated and made material contributions by our internal record keeping as to time devoted to each project. We determine the revenue attributed to those projects by monitoring devices that allow us to determine which authorized user has devoted how much time to which module and then comparing the same to the entire revenue stream.

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

As of December 31, 2013 and 2012, Virtual Learning had cash of $177 and $210, respectively and negative working capital of $27,664 and $26,603, respectively. For the years ended December 31, 2013 and 2012, Virtual Learning had revenues of $1,155 and $132, respectively, and sustained net losses of $144,640 and $106,373, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $120,267 as of December 31, 2013 and 2012, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

On June 2, 2011, Virtual Learning filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended, to offer an aggregate of up to 1,000,000 shares of common stock at $.50 per share for an aggregate offering of $500,000. On August 10, 2011, Virtual Learning’s S-1 registration became effective and on December 30, 2011, Virtual Learning’s Post Effective Amendment No. 2 to Form S-1 became effective. The offering was terminated in 2012 with the sale of an aggregate of 2,100 shares of common stock to 19 individuals for an aggregate consideration of $1,050 or $.50 per share.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2013 and 2012.

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

Recent Developments

During the period from January 1, 2013, to December 31, 2013, we made the following improvements in that we:

1. improved our methods of animation workflow to the point of being able to render our work product as both an interactive animation and video format suitable for playing on You Tube or manufacturing, production and distribution as a DVD formatted disc;

2. completed and filed for copyright on our title “First Grade Math Workbook”;

3. continued the process of changing the programming platform of our website from being Adobe Flash based to utilizing WordPress as the basis of website. This change will ensure that our website will be available to potential users utilizing various cell phones providers as the basis for accessing educational products: accessible through various tablet sized computers offered by various computer manufacturers and other computer based educational devices that are contemplated by the computer industry.

4. continued the implementation utilization our ISP: HostGator’s services which reduced the cost of internet services and to take advantage of their increased security in their database software and took advantage of their full range of programming platform offerings for WordPress.

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

RESULTS OF OPERATIONS – VIRTUAL LEARNING COMPANY

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for both the years ended December 31, 2013 and 2012.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012

Revenue	$1,155	$132

Operating Expenses
Selling, general and administrative	2,216	4,172
Write down of Capitalized Curriculum Development Costs	-	90,000
Common stock issued for consulting services	110,000	-
Depreciation and amortization	33,579	12,333

Total operating expenses	145,795	106,505

Loss from operations	(144,640)	(106,373)

Other income/deductions	-	-

Net loss	$(144,640)	$(106,373)

Management has taken substantial time in the development and programming of our virtual textbooks and related materials and thought spent in updating our website. The measure of our success in the future will depend on our ability to navigate through a treacherous macroeconomic environment and challenging market conditions, execute our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and optimal basis and focusing our retail capabilities.

Results of Operations - Comparison for the periods ended December 31, 2013 and 2012

Revenues

For the years ended December 31, 2013 and December 31, 2012, net revenues were $1,155 as compared to $132 for the year ended December 31, 2012. This increase in net revenue stream was the result of adding to our list of ePub titles available on Amazon Kindle and Barnes and Noble’s Nook systems. Our retail price as suggested by Amazon was set at three dollars with a royalty per agreement set by Amazon and Barnes and Noble at 65% of the sales price. Amazon will offer our titles in various markets around the world at various royalty points. The retail price of $3.00 was also used for our ePub titles listed with Barnes and Noble’s Nook system. As of December 31, 2013 and 2012, all of our sales were domestic.

Cost of Sales

For the years ended December 31, 2013 and 2012, respectively, our cost of sales were none. This lack of cost of sales is attributed to fact that our sales through Amazon’s Kindle and Barnes and Noble’s Nook were through their download program whereby we receive a net royalty of 65% of the sale price which was set by Amazon and Barnes and Noble at $3.00 per title less a download fee per title of approximately $.35 per sale.

Operating Expenses

Operating expenses increased $39,290 from $106,505 in 2012 to $145,795 in 2013. The increase was attributable to the $110,000 Common Stock issued for consulting services in 2013 ($0 in 2012) and a $21,246 increase in depreciation and amortization, offset partially by a $1,956 decrease in selling, general and administrative expenses and the absence of any write down of capitalized curriculum development costs in 2013 ($90,000 in 2012).

Selling, general and administrative expenses for the year ended December 31, 2013 aggregated $2,216 and includes computer and internet expenses of $1,556 and Nevada registration fees of $660. Selling, general and administrative expenses for the year ended December 31, 2012 aggregated $4,172 and includes office expenses of $70; computer expenses of $2,572 professional fees of $1,050 and State Registration filing fees of $480.

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount was expensed in the three months ended June 30, 2013.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, our cash balance was $177 and $210, respectively, total assets were $120,444 and $154,056, respectively, and total current liabilities amounted to $27,841 and $26,813, respectively, including officer loans payable of $6,701 and $6,333 respectively. As of December 31, 2013 and 2012, the total stockholders’ equity was $92,603 and $127,243, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

In their report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2013 and 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor”s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(921)	(778)	3,885)	(100,790)
Net (loss) income from continuing operations	$(921)	$(778)	$(3,885)	$(100,790)

Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from continuing operations	(8,753)	(118,517)	8,349)	(9,020)
Net (loss) income from continuing operations	$(8,753)	$(118,517)	$(8,349)	$(9,020)

Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Virtual Learning Company, Inc.

I have audited the accompanying balance sheets of The Virtual Learning Company, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 30, 2015

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177	$210

PROPERTY AND EQUIPMENT, net	-	779

OTHER ASSETS
Capitalized curriculum development costs	120,267	153,067

Total assets	$120,444	$154,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	1,140	480
Officer loan payable	6,701	6,333
Total current liabilities	27,841	26,813

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2013 and 2012, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2013 and 2012, there are 15,902,100 and 15,352,100 shares outstanding, respectively	15,902	15,352

Additional paid-in capital	1,219,148	1,109,698
Accumulated deficit	(1,142,447)	(997,807)

Net stockholders’ equity	92,603	127,243

Total liabilities and stockholders’ equity	$120,444	$154,056

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2013	December 31, 2012

Revenue	$1,155	$132

Operating Expenses
Selling, general and administrative	2,216	4,172
Write down of Capitalized Curriculum Development Costs	-	90,000
Common stock issued for consulting services	110,000	-
Depreciation and amortization	33,579	12,333

Total operating expenses	145,795	106,505

Loss from operations	(144,640)	(106,373)

Other income/deductions	-	-

Net loss	$(144,640)	$(106,373)

Basic and diluted loss per common share	$(.01)	$(.01)

Weighted average shares outstanding	15,627,100	15,350,000

The accompanying notes are an integral part of these financial statement.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013 and 2012

	Common stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	deficit	Total
Balance at December 31, 2011	15,350,000	$15,350	$1,100,650	$(891,434)	$224,566

Contributed services for consulting fees	-	-	8,000	-	8,000

Issuance of common stock for cash	2,100	2	1,048	-	1,050

Net loss for the year ended December 31, 2012	-	-	-	(106,373)	(106,373)

Balance at December 31, 2012	15,352,100	$15,352	$1,109,698	$(997,807)	$127,243

Issuance of common stock for Consulting services	550,000	550	109,450	-	110,000

Net loss for the year ended December 31, 2013	-	-	-	(144,640)	(144,640)

Balance at December 31, 2013	15,902,100	$15,902	$1,219,148	$(1,142,447)	$92,603

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012
OPERATING ACTIVITIES
Net loss	$(144,640)	$(106,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,579	12,333
Write down of Capitalized Curriculum Development Costs	-	90,000
Issuance of common stock for consulting services	110,000	-
Changes in operating assets and liabilities:
Corporate State taxes payable	660	(180)
Net cash used in operating activities	(401)	(4,220)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	1,517	5,548
Repayments of officer loan payable	(1,149)	(2,250)
Issuance of common stock for cash	-	1,050

Net cash provided by financing activities	368	4,348

NET INCREASE (DECREASE) IN CASH	(33)	128

CASH BALANCE, BEGINNING OF PERIOD	210	82

CASH BALANCE, END OF PERIOD	$177	$210

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non Cash investing and financing activities:
Contributed services for capitalized curriculum development costs	$-	$8,000

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

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

As of December 31, 2013, Virtual Learning had cash of $177 and negative working capital of $27,664. For the years ended December 31, 2013 and 2012, Virtual Learning had revenues of $1,155 and $132, respectively, and sustained net losses of $144,640 and $106,373, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs as of December 31, 2013 and 2012 of $120,267 and $153,067, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2013 and 2012.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2013	December 31, 2012

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(3,376)

Property and Equipment - net	$-0-	$779

Depreciation expense for the years ended December 31, 2013 and 2012 was $779 and $1,400, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2013	December 31, 2012
Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(43,733)	(10,933)

Net	$120,267	$153,067

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At December 31, 2013 and 2012, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($120,267 and $153,067, respectively) and therefore no impairment was recognized.

In December 2012, Virtual Learning recorded an expense of $90,000 to reduce the balance of Capitalized Curriculum Development Costs from $254,000 to $164,000. The writeoff relates to work performed by three consultants (who received a total of 450,000 shares of common stock valued at $90,000 for their services) on programs that the Company decided to stop supporting.

For the years ended December 31, 2013 and 2012, additions to Capitalized Curriculum Development Costs were $-0- and $8,000, respectively.

For the years ended December 31, 2013 and 2012, amortization of Capitalized Curriculum Development Costs were $32,800 and $10,933, respectively.

At December 31, 2013, expected future amortization expense of Capitalized Curriculum Development Costs Follows:

Year ended December 31,	Amount
2014	$32,800
2015	$32,800
2016	$32,800
2017	$21,867
Total	$120,267

4 - Related Party Transactions

At December 31, 2013 and 2012, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $6,701 and $6,333 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

Thomas P. Monahan, President of Virtual Learning, provides services relating to curriculum development at no cost to the Company. The imputed cost of these services of $-0- and $8,000, respectively, were charged to Capitalized Curriculum Development Costs and credited to Additional Paid-in Capital.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Year Ended December 31,
	2013	2012
Expected tax at 35%	$(50,624)	$(37,231)

Non-deductible stock-based compensation	38,500	-
Non-deductible write down of Capitalized Curriculum Development Costs	-	31,500

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	11,480	3,827

Change in valuation allowance	644	1,904

Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$20,550	$19,906
Valuation allowance	(20,550)	(19,906)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,550 attributable to the future utilization of $58,714 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, and $1,840 in year 2033.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Remediation Plan

Management is sensitive to the issues presented and intends to take appropriate action when the Company’s financial resources permit. Management will continue to review and make necessary changes to the overall design of its internal control environment.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Thomas P. Monahan 60 Knolls Crescent Apt 9M Bronx, New York 10463	66	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Thomas P. Monahan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 6, 2009. Mr. Thomas P. Monahan owns 64.97% of the outstanding shares of our common stock. Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005.

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

AUDIT COMMITTEE

We do not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 6, 2009 to December 31, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Thomas P.	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Monahan,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

CHANGE OF CONTROL

As of December 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2015 and as of the date of the filing of this annual report by:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2013, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2013	2012
Audit Fees	$7,000	$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,000	$7,000

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this annual report.

Exhibits

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

* Filed herewith. All other exhibits were previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Virtual Learning Company, Inc.

Dated: May 4, 2015	By:	/s/ Thomas P. Monahan
Thomas P. Monahan, President, Principal Executive and Financial and Accounting Officer

