Form 10-Q
period 2014-03-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2014, was 15,902,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86	$177

OTHER ASSETS
Capitalized curriculum development costs	112,067	120,267

Total assets	$112,153	$120,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000
Corporate State taxes payable	1,140	1,140
Officer loan payable	6,970	6,701
Total current liabilities	28,110	27,841

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2014 and December 31, 2013, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2014 and December 31, 2013, there are 15,902,100 and 15,902,100 shares outstanding, respectively	15,902	15,902

Additional paid-in capital	1,219,148	1,219,148
Accumulated deficit	(1,151,007)	(1,142,447)

Net stockholders’ equity	84,043	92,603

Total liabilities and stockholders’ equity	$112,153	$120,444

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2014	Three months ended March 31, 2013

Revenue	$84	$151

Operating Expenses
Selling, general and administrative	444	354
Depreciation and amortization	8,200	8,550

Total operating expenses	8,644	8,904

Loss from operations	(8,560)	(8,753)

Other income/deductions	-	-

Net loss	$(8,560)	$(8,753)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	15,902,100	15,352,100

The accompanying notes are an integral part of these financial statement.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three months ended March 31, 2014	For the Three months ended March 31, 2013
OPERATING ACTIVITIES
Net loss	$(8,560)	$(8,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,200	8,550
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	-	-
Net cash used in operating activities	(360)	(203)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	269	316
Repayments of officer loan payable	-	-

Net cash provided by financing activities	269	316

NET INCREASE (DECREASE) IN CASH	(91)	(113)

CASH BALANCE, BEGINNING OF PERIOD	177	210

CASH BALANCE, END OF PERIOD	$86	$323

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2013.

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

As of March 31, 2014, Virtual Learning had $86 cash and negative working capital of $28,024. For the three months ended March 31, 2014 and 2013, Virtual Learning had revenues of $84 and $151, respectively, and sustained net losses of $8,560 and $8,753, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $112,067 as of March 31, 2014. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the three months ended March 31, 2014 and 2013.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2014	December 31, 2013

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the three months ended March 31, 2014 and 2013 was $-0- and $350, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	March 31, 2014	December 31, 2013

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(51,933)	(43,733)

Net	$112,067	$120,267

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At March 31, 2014 and December 31, 2013, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($112,067 and $120,267, respectively) and therefore no impairment was recognized.

For the three months ended March 31, 2014 and 2013, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the three months ended March 31, 2014 and 2013, amortization of Capitalized Curriculum Development Costs were $8,200 and $8,200, respectively.

4 - Related Party Transactions

At March 31, 2014 and December 31, 2013, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $6,970 and $6,701 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Expected tax at 35%	$(2,996)	$(3,064)

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	2,870	2,870

Change in valuation allowance	126	194
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forward	$20,276	$20,550
Valuation allowance	(20,276)	(20,550)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,276 attributable to the future utilization of $50,014 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2014 and December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033, and $360 in the year 2034.

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

6 - Trademark Cancelled

In March 2014, the Company’s Learning is Basic trademark was cancelled by the United States Patent and Trademark Office. The Company continues to use its Shapeville USA trademark and other URL’s that the Company owns such as Math is Basic, Science is Basic and Reading is Basic to identify its educational software products.

7 - Commitments and Contingencies

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

8 - Subsequent Events

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1 — Significant Accounting Policies and Basis of Presentation to the Financial Statements.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2014 and 2013.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2014	Three months ended March 31, 2013

Revenue	$84	$151

Operating Expenses
Selling, general and administrative	444	354
Depreciation and amortization	8,200	8,550

Total operating expenses	8,644	8,904

Loss from operations	(8,560)	(8,753)

Other income/deductions	-	-

Net loss	$(8,560)	$(8,753)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com. The lack of completed titles and working capital hampered operations in both 2014 and 2013.

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

Results of Operations - Comparison for the three months ended March 31, 2014 and 2013.

Revenues

For the three months ended March 31, 2014 and 2013, revenues were $84 and $151, respectively. The $84 and $151 in revenue for the three months ended March 31, 2014 and 2013, respectively, represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the three months ended March 31, 2014 and March 31, 2013, cost of sales were none. Since our sales of $84 and $151 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses decreased $260 from $8,904 in 2013 to $8,644 in 2014. The decrease is attributable to an decrease of $350 in depreciation and amortization and an increase in computer expenses of $90.

Selling, general and administrative expenses for the three months ended March 31, 2014 aggregated $444 and includes computer expenses of $444. Selling, general and administrative expenses for the three months ended March 31, 2013 aggregated $354 and includes computer expenses of $354.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, our cash balance was $86 and $177, respectively, total assets were $112,153 and $120,444, respectively, and total current liabilities amounted to $28,110 and $27,841, respectively, including officer loans payable of $6,970 and $6,701, respectively. As of March 31, 2014 and December 31, 2013, the total stockholders’ equity was $84,043 and $92,603, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Going Concern Uncertainty

In its report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

** Filed Herewith.

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

