Form 10-Q
period 2014-06-30
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2014, was 15,902,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87	$177

OTHER ASSETS
Capitalized curriculum development costs	103,867	120,267

Total assets	$103,954	$120,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$20,000	$20,000

Corporate State taxes payable	1,140	1,140
Officer loan payable	7,235	6,701
Total current liabilities	28,375	27,841

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2014 and December 31, 2013, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2014 and December 31, 2013, there are 15,902,100 and 15,902,100 shares outstanding, respectively	15,902	15,902

Additional paid-in capital	1,219,148	1,219,148
Accumulated deficit	(1,159,471)	(1,142,447)

Net stockholders’ equity	75,579	92,603

Total liabilities and stockholders’ equity	$103,954	$120,444

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2014	Six months ended June 30, 2013

Revenue	$210	$470

Operating Expenses
Selling, general and administrative	834	840
Common stock issued for consulting services	-	110,000
Depreciation and amortization	16,400	17,100

Total operating expenses	17,234	127,740

Loss from operations	(17,024)	(127,270)

Other income/deductions	-	-

Net loss	$(17,024)	$(127,270)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average shares outstanding	15,902,100	15,352,100

The accompanying notes are an integral part of these financial statement.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June 30, 2014	Three months ended June 30, 2013

Revenue	$126	$319

Operating Expenses
Selling, general and administrative	390	286
Common stock issued for consulting services	-	110,000
Depreciation and amortization	8,200	8,550

Total operating expenses	8,590	118,836

Loss from operations	(8,464)	(118,517)

Other income/deductions	-	-

Net loss	$(8,464)	$(118,517)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average shares outstanding	15,902,100	15,352,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
OPERATING ACTIVITIES
Net loss	$(17,024)	$(127,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting services	-	110,000
Depreciation and amortization	16,400	17,100
Changes in operating assets and liabilities:
Accrued liabilities	-	-
Corporate State taxes payable	-	-
Net cash used in operating activities	(624)	(170)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	834	602
Repayments of officer loan payable	(300)	(300)

Net cash provided by financing activities	534	302

NET INCREASE (DECREASE) IN CASH	(90)	132

CASH BALANCE, BEGINNING OF PERIOD	177	210

CASH BALANCE, END OF PERIOD	$87	$342

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended June 30, 2014 and 2013

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

As of June 30, 2014, Virtual Learning had $87 cash and negative working capital of $28,288. For the six months ended June 30, 2014 and 2013, Virtual Learning had revenues of $210 and $470, respectively, and sustained net losses of $17,024 and $127,270, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $103,867 as of June 30, 2014. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the six months ended June 30, 2014 and 2013.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2014	December 31, 2013

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the six months ended June 30, 2014 and 2013 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	June 30, 2014	December 31, 2013

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(60,133)	(43,733)

Net	$103,867	$120,267

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At June 30, 2014 and December 31, 2013, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($103,867 and $120,267, respectively) and therefore no impairment was recognized.

For the six months ended June 30, 2014 and 2013, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the six months ended June 30, 2014 and 2013, amortization of Capitalized Curriculum Development Costs were $16,400 and $16,400, respectively.

4 - Related Party Transactions

At June 30, 2014 and December 31, 2013, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $7,235 and $6,701 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Six months ended June 30, 2014	Six months ended June 30, 2013

Expected tax at 35%	$(5,958)	$(44,545)

Non-deductible stock based	-	38,500

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	5,740	5,740

Change in valuation allowance	218	305

Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forward	$20,768	$20,550
Valuation allowance	(20,768)	(20,550)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,768 attributable to the future utilization of $56,338 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2014 and December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in year 2033 and $624 in year 2034.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months and three months ended June 30, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company, Inc. as defined in Note 1 — Significant Accounting Policies and Basis of Presentation to the Financial Statements.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and six months ended June 30, 2014 and 2013.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2014	Six months ended June 30, 2013

Revenue	$210	$470

Operating Expenses
Selling, general and administrative	834	840
Common stock issued for consulting services	-	110,000
Depreciation and amortization	16,400	17,100

Total operating expenses	17,234	127,740

Loss from operations	(17,024)	(127,270)

Other income/deductions	-	-

Net loss	$(17,024)	$(127,270)

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June 30, 2014	Three months ended June 30, 2013

Revenue	$126	$319
Operating Expenses
Selling, general and administrative	390	286
Common stock issued for consulting services	-	110,000
Depreciation and amortization	8,200	8,550

Total operating expenses	8,590	118,836

Loss from operations	(8,464)	(118,517)

Other income/deductions	-	-

Net loss	$(8,464)	$(118,517)

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

Results of Operations - Comparison for the six months ended June 30, 2014 and 2013.

Revenues

For the six months ended June 30, 2014 and 2013, revenues were $210 and $470, respectively. The $210 and $470 in revenue for the six months ended June 30, 2014 and 2013, respectively, represents our initial sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the six months ended June 30, 2014 and June 30, 2013, cost of sales were none. Since our sales of $210 and $470 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses decreased $110,506 from $127,740 in 2013 to $17,234 in 2014. The decrease is primarily due to decreases of $700 in depreciation and amortization and $110,000 in common stock issued for consulting services and an increase in computer expenses of $194.

Selling, general and administrative expenses for the six months ended June 30, 2014 aggregated $834 and includes computer expenses of $834. Selling, general and administrative expenses for the six months ended June 30, 2013 aggregated $840 and includes computer expenses of $840.

Results of Operations - Comparison for the three months ended June 30, 2014 and 2013.

Revenues

For the three months ended June 30, 2014 and 2013, revenues were $126 and $319, respectively. The $126 and $319 in revenue for the three months ended June 30, 2014 and 2013, respectively, represents sales of eBooks through Amazon’s Kindle and through Barnes and Noble’s Nook as we initiated our marketing plan.

Cost of Sales

For the three months ended June 30, 2014 and June 30, 2013, cost of sales were none. Since our sales of $126 and $319 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of selling attached to the product.

Operating Expenses

Operating expenses decreased $110,246 from $118,836 in 2013 to $8,590 in 2014. The decrease is primarily due to decreases of $350 in depreciation and amortization and $110,000 in common stock issued for consulting fees.

Selling, general and administrative expenses for the three months ended June 30, 2014 aggregated $390 and includes computer expenses of $390. Selling, general and administrative expenses for the three months ended June 30, 2013 aggregated $286 and includes computer expenses of $286.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, our cash balance was $87 and $177, respectively, total assets were $103,954 and $120,444, respectively, and total current liabilities amounted to $28,375 and $27,841, respectively, including officer loans payable of $7,235 and $6,701, respectively. As of June 30, 2014 and December 31, 2013, the total stockholders’ equity was $75,579 and $92,603, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

