Form 10-K
period 2014-12-31
Virtual Learning Company, Inc.
filed 2015-05-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

We have completed 5 titles on CD formatted disks relating to the teaching of basic English to foreign speaking individuals. These titles include “English for Russian Speaking People”; “English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”. These are not yet available online but are available CD formatted Discs as software.

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

During 2012, we added to our expanded inventory of titles by converting all of our software titles into the new ePub electronic format that allowed us to begin marketing our titles through Amazon’s Kindle and Barnes and Nobles Nook systems in the latter half of 2012. These titles include “First Grade Math Workbook Vol. 1”, “First Grade Math Workbook Vol. 2”, “First Grade Math Workbook Vol. 3”, “First Grade Math Workbook Vol. 4”, “Second Grade Math Workbook Vol. 1”, “Second Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 1”, “Third Grade Math Workbook Vol. 2”, “Third Grade Math Workbook Vol. 3”, “Fourth Grade Math Workbook Vol. 1”, “Fourth Grade Math Workbook Vol. 2”, “Fourth Grade Math Workbook Vol 3”, “Fifth Grade Math Workbook Vol. 1”, “Fifth Grade Math Workbook Vol. 2”, “Fifth Grade Geometry Textbook Vol. 1”, “Fifth Grade Geometry Textbook Vol. 2”, “Fifth Grade Math Geometry Vol. 1”, “Fifth Grade Math Algebra Vol. 1”, “Sixth Grade Math Workbook Vol. 1”, “High School Geometry Vol. 1”, “High School Trigonometry Basics Vol. 1”, “High School Trigonometry Workbook Vol. 1”, “Calculus Vol. 1. Per Amazon’s recommendation we established our retail price at $2.99 per titles. These titles are sold as an automatic download through Amazon and Barnes and Noble. We receive a 65% royalty on each sale.

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

Since we were short cash flow from operations and we were unable to raise any additional cash from private or public sources to pay for our anticipated marketing program during 2014. We instead relied upon the power of the marketing exposure of our ePub titles through Amazon’s Kindle and Barnes and Noble’s Nook system to help spark sales in our ePub titles. We experienced reduced revenue of $400 for the year ended December 31, 2014 as compared to $1,155 in revenue for the year ended December 31, 2014 from the sale of our ePub titles. As encouraged as we were during the year with Amazon’s and Barnes and Noble’s systems of international marketing, it became clear that sales through their systems were not going to materialize. In addition, because of lack of funds, we were unable to launch an effective integrated internet marketing approach which must include the use of Face Book, Twitter and Pinterest.

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

Several trends in the communications industry forced us to make significant changes in the platform we are using to present our online educational materials via the internet, going away from Adobe Flash, and marketing our software products:

●	The growth in the number of students adopting the Apple iPhone as their primary communicating and entertainment device. Apple’s iPhone led 2013 US consumer smartphone sales with a 45% share. With more than 120 million smartphones sold in the U.S. in 2013, Apple’s iPhone accounted for nearly half of those, taking a 45 percent share in its home market last year, new data released by the The NPD Group Phone Track. Lagging behind the two-horse race was LG, which represented 8 percent of smartphones sold in America last year. HTC took fourth with 6 percent, while Motorola came in fifth with 4 percent.

●	In a Mobile Learning | Research project reported on May 8, 2013 by David Nagel, Most elementary and secondary students are using mobile devices in their studies, either in the classroom or at home. And, according to a new study, the majority would like to be able to use them more in class.

●	An NEA Newsletter reported on by Edward Graham that the number of kids with phones has just been blown out of the water the last couple of years. “Two years ago, if any of the kids in my room had a phone, it was a dial-phone that maybe they could text on. And now it’s all smartphones.”

●	According to data compiled by the research firm Nielsen, 58 percent of American children from 13- to 17-years-old owned a smartphone as of July 2012—an increase of more than 60 percent over the previous year. And with over 50 percent of mobile phone users in America now using smartphones, the numbers only seems to be growing.

●	With their easy internet access, a multitude of education-friendly apps, and the ability to be used at a moment’s notice (after all, what smartphone-owning teenager would go anywhere without their phone?), smartphones have all the tools necessary to boost student learning.

In the fourth quarter management decided to abandon Adobe Flash as a platform to present our educational products over the Internet and adopt WordPress as our platform. Since the Company has only one programmer on staff and insufficient cash to hire additional help, management was forced take it upon itself to conduct the conversion process. This would entail the conversion of several thousand math questions and examples from the Flash platform to the WordPress platform.

During 2014, we changed web hosts from Yahoo to Hostgator reducing our cost of operations significantly. We also took advantage of HostGators extensive library of WordPress themes and pluggins. The flexibility of the extensive inventory of WordPress pluggins offered by Hostgator would permit us to replicate the diversity of question and answer types of questions. We also took advantage of the fact that Hostgator’s level of security for our Php database is significantly improved over that offered by Yahoo. This fact alone is of critical importance in the decision to leave Yahoo since it affects the security of the name and address database of the children subscribers we hope to build upon.

One of the great advantages to be found in the conversion of our inventory of learning materials, questions and answers lies in the ability of WordPress file being convertible into an app. This would enable our titles to be saleable through Google Play or the App Store.

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

As evidenced by the varying options being utilized by students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives, and we expect them to extend their use of technology to their educational needs and choices. Families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children’s potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn at their own pace; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek more flexibility than traditional brick and mortar schools can provide.

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

Our Competitive Strengths

We believe the following are our key competitive strengths:

Accessible, Dynamic Web-based Platform. Our products are delivered primarily online, in a Windows based format so they can be used by teachers and students on computers wherever internet access is available, such as classrooms, computer labs, media centers, school libraries, public libraries or at home. Our programs are compatible with existing school and school district enterprise systems using the Microsoft Windows operating system and require no additional software, no installation or maintenance and no extensive implementation or training. Moreover, unlike traditional workbooks or software products, our web-based product content is easily and quickly updated.

Our adoption of WordPress as our online platform will permit us to be viewed by Apple and Windows based mobile devices, iTablets, laptop and tabletop computer systems. WordPress started as just a blogging system, but has evolved to be used as a full content management system and so much more through the thousands of plugins and widgets and themes. WordPress is a free and open-source blogging tool and a content management system (CMS) based on PHP and MySQL Features include a plugin architecture and a template system. WordPress was used by more than 23.3% of the top 10 million websites. WordPress is the most popular blogging system in use on the Web at more than 60 million websites

The Market for Supplemental Learning Materials. Schools use a variety of supplemental materials to augment their core curriculum, provide remediation and enrichment and offer additional learning opportunities in the classroom and at home. These materials include traditional print-based materials, such as textbooks, workbooks, problem sheets and printed reading materials. With increased availability and use of computers in the classroom and at home, vendors have developed software and, increasingly, online programs and content as an alternative to print-based materials.

David Nagel on July 1, 2013 in The Journal reported that Public school teachers spent $1.6 billion of their own money on classroom supplies and gear in the 2012-2013 school year. All told, teachers spent $3.2 billion on classroom tools this school year, only half of which was funded for them.

Limitations of Traditional Print Products. Educators increasingly are recognizing the limitations of traditional print- based textbook and workbook learning materials, which are static, cannot be quickly corrected for errors or up dated  to address evolving standards, cannot provide individualized feedback to students, do not provide teachers with a method to quickly track student progress and become ragged and obsolete with time and usage. Such traditional print-based learning materials are costly and need to be replaced on a regular basis due to the publication of newer editions or, in the case of workbooks, use by students. These materials also do not provide administrators with easily obtainable metrics to measure the performance of classes, teachers, or individual grades in their schools on a regular basis. Increasingly, parents are finding their children coming home with fewer and fewer textbooks and other printed materials because the costs of providing children with materials to take home is simply too costly.

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

We believe the following are the key attributes of our business model (Please note that NONE of the key attributes of our business model have materialized yet):

High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a potentially visible recurring revenue stream and high profit margins, neither of which have materialized as of December 31, 2014. We have not yet generated any meaningful revenue and have never generated a profit

Scalability and Flexibility. We continue to scale our business by increasing our product offerings using our products without incurring significant incremental expense. Our content development process, our flexible sales model and our cost-effective centralized, hosted online delivery platform will allow us to minimize our costs as we expand our product offerings and, hopefully, our business when and if sales develop.

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

To date, we have completed 5 titles on CD formatted disks relating to the teaching of basic English to foreign speaking people. These titles include “English for Russian Speaking People”; “English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”. These are not yet available online.

We have also completed virtual textbooks in the ePub format with the titles: “First Grade Math”; “Second Grade Math”; “Third Grade Math”; Third Grade Math: “Geometry”; “Fourth Grade math: “Geometry”; “Fifth Grade Math: “Geometry”; First Grade Math: “Learning to Tell Time”; Second Grade Math: Learning to Tell Time”; “Third Grade Math: Algebra” “Mr. Clock for First Grade”; “Mr. Clock Teaching Time”; and “Mr. Clock Teaches Elapsed Time” and assessment based review level titles for grades first through third grade These titles will all be available online, as well as in CD and DVD format. Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics and science text books and work book courses for grades Pre-K through college level.

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

Core Educational Principles

We believe that one of the keys to our success lies in our core educational principles that guide product design and development:

●	Clear expectations. We have subdivided each grade into approximately twenty four different modules. Each module focuses on an underlying topic which is further explored with rigorous content which has been presented in an in depth, animated, colorful, and interactive format. Our initial presentation starts out with a review of the basic underlying concepts and skills and is patiently and painstaking incremented with all of the content and skills required to be learned and mastered for that particular grade. Clear goals for the student to master the targeted skills or concepts. Each module includes activities and various types of questions to assess the student’s mastery and progress.

●	High quality, rigorous content. We are in the process of building courses from the ground-up, customized to each set of standards for a particular topic. We utilize a scaffolding approach to content development that begins with skill building and then builds to higher level thinking skills.

●	Fun and engaging assignments. Our virtual textbooks are embedded with short games, an assortment of activities and a variety of question formats to assess the student’s mastery of the material. These features provide continual positive reinforcement and reward learning to engage students and build student confidence in a non-judgmental and non-threatening environment.

●	Immediate feedback. Students will receive immediate feedback and explanations for each question and activity, allowing them to learn and quickly apply new knowledge to subsequent questions and o build skills and conceptual understanding in order to handle more complex content that follows.

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

Our primary marketing activities will include:

1.	Targeted campaigns to individual students and their parents and other family members, schools, and organizations sponsoring after school learning opportunities by using search engine marketing, direct mail, e-mail marketing and print advertisements; participation in tradeshows; building on relationships with satisfied students and parents, organizations, and school subscribers to target new sales to other interested parties in the geographic area;

2.	Webinars for existing subscribers introducing them to new products, add-on features and upgrades; incentives such as free months to attract new subscribers or free trials of add-on products to attract.

3.	Renewals; and we intend to promote ourselves through magazine advertisements describing and offering our virtual textbooks.

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

Employees

As of December 31, 2014, we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we have not been successful in our efforts, and there no assurance that we will be successful in the future. Our employee is not subject to a collective bargaining agreement.

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

Virtual was formed on January 6, 2009, and it has cumulative net losses amounting to $1,192,272 from Inception to December 31, 2014, losses amounting to $49,825 for the year ended December 31, 2014 and losses amounting to $144,640, for the year ended December 31, 2013.

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

In their report dated April 30, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2014 and 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources. These include obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of Thomas Monahan, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Thomas Monahan, our President. He is 67 years old. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

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

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability, it will be difficult for you to evaluate an investment in our stock, and you may lose your investment.

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

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business. If our website is inactive, we may experience limited sales. We have limited experience in the businesses comprising our Internet/Direct Commerce business. In order for our Internet/Direct Commerce business to succeed, we must, among other things:

●	significant investments in our Internet/Direct Commerce business, including upgrading our technology and adding a significant number of new employees;

●	significantly increase our online traffic and sales volume;

●	attract and retain a loyal base of frequent visitors to our website;

●	expand the products and services we offer over our website;

●	respond to competitive developments and maintain a distinct brand identity;

●	form and maintain relationships with strategic partners;

●	provide quality subscriber service; and

●	continue to develop and upgrade our technologies.

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

If a trading market for our common stock develops, it will be influenced by the research and reports that industry or analysts publish about us or our business. If one or more of these analysts cease coverage of our company fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline, if such a market develops. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material, if a trading market in the Company’s common stock develops.

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

As of December 31, 2014, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 90.55% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

	December 31, 2014	December 31, 2013

Statements of Income:
Revenue	$400	$1,155
Gross profit	400	1,155
Income (loss) from continuing operations	(48,869)	(144,640)
Net income (loss)	$(49,825)	$(144,640)
Basic and diluted	$(0.00)	$(0.01)
Balance Sheet Data:
Cash and cash equivalents	$26,773	$177
Total assets	114,240	120,444
Total liabilities	71,462	27,841
Total equity (deficit)	$42,778	$92,603

should be referenced in connection with a review of the following discussion of our results of operations for both the year ending December 31, 2014 and 2013.

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

There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses, we will be forced to curtail our operations and go out of business. Our success depends in a large part in the of our ability to create additional product lines sufficient to create a catalog of programs to offer allowing us to implement a successful marketing and sales plan. While we are currently seeking to hire additional computer programmers and educators to consult with as to program accuracy and content there is no guarantee that these efforts will result in any substantial sales. Because of the lack of funding, we are unable to hire a dedicated programming and research consulting team who will devote their efforts to helping us design and create new programs of high quality in a timely manner.

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

Going Concern

As of December 31, 2014, Virtual Learning had cash of $26,773 and negative working capital of $44,689. For the years ended December 31, 2014 and 2013, Virtual Learning had revenues of $400 and $1,155, respectively and sustained net losses of $49,825 and $144,640, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs as of December 31, 2014 of $87,467. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2014 and 2013.

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

Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

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

Recent Developments

During the period from January 1, 2014, to December 31, 2014, we made the following improvements in that we:

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

4. continued our implementation and utilization of HostGator services as our ISP which reduced the cost of internet services and to take advantage of their increased security in their database software and took advantage of their full range of programming platform offerings for WordPress.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary of selected financial data table below

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Revenue	$400	$1,155

Operating Expenses
Selling, general and administrative	16,469	2,216
Common stock issued for consulting services	-	110,000
Depreciation and amortization	32,800	33,579

Total operating expenses	49,269	145,795

Loss from operations	(48,869)	(144,640)

Other income/deductions
Interest expense	956	-

Net loss	$(49,825)	$(144,640)

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

Results of Operations - Comparison for the years ended December 31, 2014 and 2013

Revenues

For the years ended December 31, 2014 and December 31, 2013, net revenues were $400 as compared to $1,155 for the year ended December 31, 2012. This decrease in net revenue stream was the result of adding to our list of ePub titles available on Amazon Kindle and Barnes and Noble’s Nook systems. Our retail price as suggested by Amazon was set at three dollars with a royalty per agreement set by Amazon and Barnes and Noble at 65% of the sales price. Amazon will offer our titles in various markets around the world at various royalty points. The retail price of $3.00 was also used for our ePub titles listed with Barnes and Noble’s Nook system. As of December 31,2014 and 2013, all of our sales were domestic.

Cost of Sales

For the years ended December 31, 2014 and 2013, respectively, our cost of sales were none. This lack of cost of sales is attributed to fact that our sales through Amazon’s Kindle and Barnes and Noble’s Nook were through their download program whereby we receive a net royalty of 65% of the sale price which was set by Amazon and Barnes and Noble at $3.00 per title less a download fee per title of approximately $.35 per sale.

Operating Expenses

Operating expenses decreased $96526 from $145,795 in 2013 to $49,269 in 2014. The decrease was attributable to the absence of common stock issued for consulting services in 2014 ($110,000 in 2013) and a $779 decrease in depreciation and amortization, offset partially by a $14,253 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the year ending December 31, 2014 of $16,469 includes Computer and internet expense of $2,011, Nevada Franchise taxes of $625, office expenses of $33, professional fees of $12,500 and stock transfer expenses of $1,300. The Company also recorded interest expense of $956 on total convertible debt of $40,000. Selling, general and administrative expenses for the year ended December 31, 2013 aggregated $2,216 and includes computer and internet expenses of $1,556 and Nevada registration fees of $660. The $12,500 in professional fees in 2014 relates to the engagement of an audit firm to audit our financial statements to be included in SEC filings

In June 2013, Virtual Learning issued an aggregate of 550,000 shares of common stock to five individuals for consulting and other services. The 550,000 shares were valued at $110,000 (or $.20 per share), which amount was expensed in the three months ended June 30, 2013.

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share. For the year ended December 31, 2014, the Company has accrued interest of $956.

As an inducement to make the loans, Virtual Learning promised to issue the lenders an aggregate of 200,000 shares of Virtual Learning common stock (which were issued and delivered to the lenders in January 2015).

Liquidity and Capital Resources

As of December 31, 2014 and 2013, our cash balance was $26,773 and $177, respectively, total assets were $114,240 and $120,444, respectively, and total current liabilities amounted to $71,462 and $27,841, respectively, including officer loans payable of $19,366 and $6,701, respectively. As of December 31, 2014 and 2013, the total stockholders’ equity was $42,778 and $92,603, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue services at no cost to the Company. In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Subsequent to the date of our financial statements, the following events occurred:

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share).

In his report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2014 and 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

We estimate that in the next twelve months we will need a minimum of approximately $230,000 in new funds; specifically $47,000 in salaries, $18,000 for general and administrative costs, $45,000 for the purchase of additional computers, $65,000 for marketing and promotion, $5,000 for inventory and product samples, and $50,000 for working capital.

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

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$151	$319	$579	$107
Gross profit	151	319	579	107
Income from continuing operations	(8,753)	(118,517)	8,349)	(9,020)
Net (loss) income from continuing operations	$(8,753)	$(118,517)	$(8,349)	$(9,020)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$84	$126	$136	$54
Gross profit	84	126	136	54
Income from continuing operations	(8,560)	(8,465)	8,643)	(24,158)
Net (loss) income from continuing operations	$(8,560)	$(8,465)	$(8,643)	$(24,158)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Virtual Learning Company, Inc.

I have audited the accompanying balance sheets of The Virtual Learning Company, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 30, 2015

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,773	$177

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS
Capitalized curriculum development costs	87,467	120,267

Total assets	$114,240	$120,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$10,000	$20,000
Convertible Notes Payable and accrued interest	40,956	-
Corporate State taxes payable	1,140	1,140
Officer loan payable	19,366	6,701
Total current liabilities	71,462	27,841

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2014 and 2013, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2014 and 2013, there are 15,902,100 and 15,902,100 shares outstanding, respectively	15,902	15,902

Additional paid-in capital	1,219,148	1,219,148
Accumulated deficit	(1,192,272)	(1,142,447)

Net stockholders’ equity	42,778	92,603

Total liabilities and stockholders’ equity	$114,240	$120,444

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013

Revenue	$400	$1,155

Operating Expenses
Selling, general and administrative	16,469	2,216
Common stock issued for consulting services	-	110,000
Depreciation and amortization	32,800	33,579

Total operating expenses	49,269	145,795

Loss from operations	(48,869)	(144,640)

Other income/deductions
Interest expense	956	-

Net loss	$(49,825)	$(144,640)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average shares outstanding	15,902,100	15,627,100

The accompanying notes are an integral part of these financial statement.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2014 and 2013

	Common stock		Additional	Deficit Accumulated During the Development
	Shares	Amount	Paid in Capital	Stage	Total

Balance at December 31, 2012	15,352,100	$15,352	$1,109,698	$(997,807)	$127,243

Issuance of common stock for Consulting services	550,000	550	109,450	-	110,000

Net loss for the year ended December 31, 2013	-	-	-	(144,640)	(144,640)

Balance at December 31, 2013	15,902,100	$15,902	$1,219,148	$(1,142,447)	$92,603

Net loss for the year ended December 31, 2014	-	-	-	(49,825)	(49,825)

Balance at December 31, 2014	15,902,100	$15,902	$1,219,148	$(1,192,272)	$42,778

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$(49,824)	$(144,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,800	33,579
Issuance of common stock for consulting fees	-	110,000
Changes in operating assets and liabilities:
Accrued liabilities	(10,000)	-
Accrued interest on convertible notes payable	955	-
Corporate State taxes payable	-	660
Net cash used in operating activities	(26,069)	(401)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from sale of convertible notes	40,000	-
Proceeds from officer loan payable	29,069	1,517
Repayments of officer loan payable	(16,404)	(1,149)

Net cash provided by financing activities	52,665	368

NET INCREASE (DECREASE) IN CASH	26,596	(33)

CASH BALANCE, BEGINNING OF PERIOD	177	210

CASH BALANCE, END OF PERIOD	$26,773	$177

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

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

As of December 31, 2014, Virtual Learning had cash of $26,773 and negative working capital of $44,689. For the years ended December 31, 2014 and 2013, Virtual Learning had revenues $400 and $1,155, respectively and sustained net losses of $49,825 and $144,640, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs as of December 31, 2014 and 2013 of $87,467 and $120,267, respectively.. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2014 and 2013.

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

Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in Accounting Standards Codification (“ASC”) 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this guidance in the Company’s fiscal year 2014 did not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations from current US GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard in the fourth quarter of fiscal 2014. The adoption of this guidance did not affect the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and has not yet determined the method by which we will adopt the standard in 2017.

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interests Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”).

ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. . The Company has adopted this standard on January 1, 2012. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 has not materially affected its financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2014	December 31, 2013

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-0-	$-0-

Depreciation expense for the years ended December 31, 2014 and 2013 was $-0- and $779, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2014	December 31, 2013

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(76,533)	(43,733)

Net	$87,467	$120,267

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At December 31, 2014 and 2013, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($87,467 and $120,267, respectively) and therefore no impairment was recognized.

For the years ended December 31, 2014 and 2013, amortization of Capitalized Curriculum Development Costs were $32,800 and $32,800, respectively.

At December 31, 2014, expected future amortization expense of Capitalized Curriculum Development Costs Follows:

Year ended
December 31,	Amount

2015	$32,800
2016	$32,800
2017	$21,867
Total	$87,467

4 - Related Party Transactions

At December 31, 2014 and 2013, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $19,366 and $6,701, respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Year Ended December 31,
	2014	2013
Expected tax at 35%	$(17,439)	$(50,264)

Non-deductible stock-based compensation	-	38,500

Non-deductible write down of Capitalized
Curriculum Development Costs

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	11,480	11,480

Change in valuation allowance	5,959	644
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:	$26,509		20,550
Net operating loss carry forward	$-	$
Valuation allowance	(26,509)		(20,550)
Net deferred tax asset	$-		$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $26,509 attributable to the future utilization of $75,739 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033 and $17,025 in year 2034.

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

6 - Commitments and Contingencies

In March 2009, Virtual Learning entered into an agreement for curriculum development with one individual for services in video production and the design of high school and college level math courses. The agreement provide for the payment of 5% royalties each on net revenues up to $1,000,000 and a 5% royalty on net revenues in excess of $1,000,000 on projects in which he directly participated and have made material contributions.

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

8 - Trademark Cancelled

In March 2014, the Company’s Learning is Basic trademark was cancelled by the United States Patent and Trademark office. The Company continues to use its Shapeville USA trademark and other URL’s that the Company owns such as Math is Basic, Science is Basic and Reading is Basic to identify its educational software products.

9 - Convertible Promissory Notes

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share. For the year ended December 31, 2014, the Company has accrued interest of $956.

As an inducement to make the loans, Virtual Learning promised to issue the lenders an aggregate of 200,000 shares of Virtual Learning common stock (which were issued and delivered to the lenders in January 2015).

10 - Subsequent Events

Issuance of Common Stock for Legal Services

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share).

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and prHocedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Thomas P. Monahan 60 Knolls Crescent Apt 9M Bronx, New York 10463	67	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Thomas P. Monahan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 6, 2009. Mr. Thomas P. Monahan owns 65.14% of the outstanding shares of our common stock. Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005.

During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board ofAccountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practiceaccountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The actionarose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently,Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 6, 2009 to December 31, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Thomas P.	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Monahan,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

●	each of our executive officers;

●	each director;

●	each person known to us to own more than 5% of our outstanding common stock; and

●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Thomas P. Monahan	10,000,000 shares of common stock (direct)	62.88%

	John Swint	3,000,000 shares of Common stock	18.87%

	Roger L. Fidler Esq.	1,400,000 shares of common stock	8.80%

All officers and directors (1 person)		14,400,000 shares of common stock	62.88%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2014, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2014	2013
Audit Fees	$7,000	$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,000	$7,000

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

