Form 10-Q
period 2015-03-31
Virtual Learning Company, Inc.
filed 2015-05-07
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2015, was 16,302,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,756	$26,773

OTHER ASSETS
Capitalized curriculum development costs	79,267	87,467

Total assets	$97,023	$114,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities and accrued interest	$26,500	$10,000
Corporate State taxes payable	1,140	1,140
Officer loan payable	18,694	19,366
Convertible Notes payable	42,456	40,956
Total current liabilities	88,790	71,462

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2015 and December 31, 2014, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2015 and December 31, 2014, there are 16,302,100 and 15,902,100 shares outstanding, respectively	16,302	15,902

Additional paid-in capital	1,298,748	1,219,148
Accumulated deficit	(1,306,817)	(1,192,272)

Net stockholders’ equity	8,233	42,778

Total liabilities and stockholders’ equity	$97,023	$114,240

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Revenue	$40	$84

Operating Expenses
Selling, general and administrative	24,885	444
Issuance of common stock for legal services	40,000
Depreciation and amortization	8,200	8,200

Total operating expenses	73,085	8,644

Loss from operations	(73,045)	(8,560)

Other income/deductions	-	-
Issuance of common stock for payment of interest expense	40,000	-
Interest expense	1500	-
Total other income/deductions	41,500	-

Net loss	$(114,545)	$(8,560)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	16,102,100	15,902,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three months ended	For the Three months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(114,545)	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,200	8,200
Issuance of common stock for legal services	40,000
Issuance of common stock for payment of interest expense	40,000
Changes in operating assets and liabilities:
Accrued liabilities	16,500	-
Accrued interest on convertible Notes payable	1,500	-
Net cash used in operating activities	(8,345)	(360)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	6,486	269
Repayments of officer loan payable	(7,158)	-

Net cash provided by financing activities	(672)	269

NET INCREASE (DECREASE) IN CASH	(9,017)	(91)

CASH BALANCE, BEGINNING OF PERIOD	26,773	177

CASH BALANCE, END OF PERIOD	$17,756	$86

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2014

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2014.

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

As of March 31, 2015, Virtual Learning had $17,756 cash and negative working capital of $71,034. For the three months ended March 31, 2015 and 2014, Virtual Learning had revenues of $40 and $84, respectively, and sustained net losses of $114,545 and $8,560, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $79,267 as of March 31, 2015. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents accrued liabilities, and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accrued liabilities approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the three months ended March 31, 2015 and 2014.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the three months ended March 31, 2015, the 212,280 shares of common stock underlying the $42,456 in convertible notes payable and accrued interest were excluded from the calculation of diluted shares outstanding as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new accounting guidance will not impact our financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in consolidations for determining whether an entity is a variable interest entity. As of the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of the presentation and disclosure requirements in Topic 915 did not have a material impact on our financial statements. We are evaluating the impact, if any, of adopting the remaining new accounting guidance on our financial statements.

In 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2014, the FASB issued new guidance related to pushdown accounting. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments are effective on November 18, 2014. We adopted this guidance, as required, on November 18, 2014. The adoption of this guidance did not have a material impact on our financial statements.

In 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2015	December 31, 2014

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the three months ended March 31, 2015 and 2014 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	March 31, 2015	December 31, 2014

Common stock issued to individuals for services relating to curriculum development	$120,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	164,000	164,000
Less accumulated amortization	(84,733)	(76,533)

Net	$79,267	$87,467

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At March 31, 2015 and December 31, 2014, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($79,267 and $87,467, respectively) and therefore no impairment was recognized.

For the three months ended March 31, 2015 and 2014, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the three months ended March 31, 2015 and 2014, amortization of Capitalized Curriculum Development Costs were $8,200 and $8,200, respectively.

4 - Related Party Transactions

At March 31, 2015 and December 31, 2014, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $18,694 and $19,366 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014
Expected tax at 35%	$(40,091)	$(2,996)

Non-deductible stock-based compensation	14,000	-
Non-deductible stock-based interest expense	14,000	-
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	2,870	2,870

Change in valuation allowance	9,221	126
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forward	$35,729	$26,509
Valuation allowance	(35,729)	(26,509)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $35,729 attributable to the future utilization of $102,084 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2015 and December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033, and $17,025 in the year 2034 and $26,345 in the year 2035.

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

8 - Issuance of Common Stock for Legal Services

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed in the three months ended March 31, 2015.

9 - Convertible Promissory Notes

In October and November, 2014, Virtual Learning received cash loans from three individuals and one entity totaling $40,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share.

For the three months ended March 31, 2015 and 2014, the Company has accrued interest of $1,500 and $-0-, respectively.

In January, 2015, Virtual Learning issued an aggregate of 200,000 shares of common stock to the four noteholders as further consideration for making the loans. The 200,000 shares of common stock were valued at $40,000 or $.20 per share, which amount was expensed as other expense in the three months ended March 31, 2015.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company.

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

For the three months ended March 31, 2015, we have been involved with converting our website and the platform by which we present our educational software on our website from Adobe Flash to WordPress. The completion of this effort will allow us to present our website on a multiple of devices including but not limited to Apple products and expand our ability to display our programs and products over various Android based mobile computer systems. This is an ongoing process which is being undertaken by the Company’s sole programmer, Thomas Monahan, and is being hampered by the lack of working capital. We expect the process to be completed during the second quarter of 2015.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2015 and 2014.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2015	Three months ended March 31, 2014

Revenue	$40	$84

Operating Expenses
Selling, general and administrative	24,885	444
Issuance of common stock for legal services	40,000
Depreciation and amortization	8,200	8,200

Total operating expenses	73,085	8,644

Loss from operations	(73,045)	(8,560)

Other income/deductions	-	-
Issuance of common stock for payment of interest expense	40,000	-
Interest expense	1500	-
Total other income/deductions	41,500

Net loss	$(114,545)	$(8,560)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com. The lack of working capital hampered operations in both 2015 and 2014.

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

Results of Operations - Comparison for the three months ended March 31, 2015 and 2014.

Revenues

For the three months ended March 31, 2015 and 2014, revenues were $40 and $84, respectively. The revenue for the three months ended March 31, 2015 and 2014 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook.

Cost of Sales

For the three months ended March 31, 2015 and March 31, 2014, cost of sales were none. Since our sales of $40 and $84 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $64,441 from $8,644 in 2014 to $73,085 in 2015. The increase is attributable to the $40,000 in stock based legal fees in 2015 and the $24,441 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended March 31, 2015 aggregated $24,885 and includes audit and accounting fees of $20,000, publication expense of $2,746, office expense of $28, and computer and internet expenses of $2,111. Selling, general and administrative expenses for the three months ended March 31, 2014 aggregated $444 and includes computer expenses of $444.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, our cash balance was $17,756 and $26,773, respectively, total assets were $97,023 and $114,240, respectively, and total current liabilities amounted to $88,790 and $71,462, respectively, including officer loans payable of $18,694 and $19,366, respectively. As of March 31, 2015 and December 31, 2014, the total stockholders’ equity was $8,233 and $42,778, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue to provide services at no cost to the Company. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Going Concern Uncertainty

In its report dated April 30, 2015, our independent auditor stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

Date: May 7, 2015	The Virtual Learning Company, Inc.

	By:	/s/ Thomas P. Monahan
Chief Executive Officer and
Chief Financial Officer

