Form 10-Q
period 2015-06-30
Virtual Learning Company, Inc.
filed 2015-08-14
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2015, was 16,304,200.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,594	$26,773

OTHER ASSETS
Capitalized curriculum development costs	66,734	87,467

Total assets	$81,328	$114,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,500	$10,000
Corporate State taxes payable	640	1,140
Officer loan payable	15,253	19,366
Convertible Notes payable (net of debt discounts of $ 25,833 and $-0-, respectively) and accrued interest	28,283	40,956
Total current liabilities	62,676	71,462

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2015 and December 31, 2014, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2015 and December 31, 2014, there are 16,304,200 and 15,902,100 shares outstanding, respectively	16,304	15,902

Additional paid-in capital	1,305,463	1,219,148
Accumulated deficit	(1,303,115)	(1,192,272)

Net stockholders’ equity	18,652	42,778

Total liabilities and stockholders’ equity	$81,328	$114,240

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014

Revenue	$55	$210

Operating Expenses
Selling, general and administrative	27,171	834
Issuance of common stock for legal services	40,000	-
Depreciation and amortization	16,400	16,400

Total operating expenses	83,571	17,234

Loss from operations	(83,516)	(17,024)

Other income (expense):	-	-
Amortization of debt discounts	(24,167)	-
Interest expense	(3,160)	-
Total other income (expense)	(27,327)	-

Net loss	$(110,843)	$(17,024)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	16,202,625	15,902,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014

Revenue	$15	$126

Operating Expenses
Selling, general and administrative	2,286	390
Issuance of common stock for legal services	-	-
Depreciation and amortization	8,200	8,200

Total operating expenses	10,486	8,590

Loss from operations	(10,471)	(8,464)

Other income (expense):
Amortization of debt discounts	(10,834)	-
Interest expense	(1,660)	-
Total other income (expense)	(12,494)	-

Net loss	$(22,965)	$(8,464)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	16,303,150	15,902,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six months ended	For the Six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net loss	(110,843)	(17,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,400	16,400
Issuance of common stock for legal services	40,000	-
Amortization of debt discounts	24,167	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,500	-

Accrued interest on convertible Notes payable	3,160	-
Corporate State taxes payable	(500)	-
Net cash used in operating activities	(19,116)	(624)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock	1,050	-
Proceeds from Convertible notes payable	10,000	-
Proceeds from officer loan payable	10,438	834
Repayments of officer loan payable	(14,551)	(300)

Net cash provided by financing activities	6,937	534

NET INCREASE (DECREASE) IN CASH	(12,179)	(90)

CASH BALANCE, BEGINNING OF PERIOD	26,773	177

CASH BALANCE, END OF PERIOD	$14,594	$87

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with the sale of Convertible Notes Payable charged to debt discounts.	$50,000	$-
Cancellation of common stock issued in 2009 for capitalized curriculum development costs.	$(4,333)	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended June 30, 2015 and 2014

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

As of June 30, 2015, Virtual Learning had $14,594 cash and negative working capital of $48,082. For the six months ended June 30, 2015 and 2014, Virtual Learning had revenues of $55 and $210, respectively, and sustained net losses of $110,843 and $17,024, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $66,734 as of June 30, 2015. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accounts payable and accrued liabilities approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the six months ended June 30, 2015 and 2014.

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

Income Taxes

Virtual Learning accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income tax in the statements of operations. Virtual Learning evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the six months ended June 30, 2015, the 270,580 shares of common stock underlying the $54,116 in convertible notes payable and accrued interest were excluded from the calculation of diluted shares outstanding as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2015	December 31, 2014

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the three months ended June 30, 2015 and 2014 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	June 30, 2015	December 31, 2014

Common stock issued to individuals for services relating to curriculum development	$110,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	164,000
Less accumulated amortization	(87,266)	(76,533)

Net	$66,734	$87,467

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At June 30, 2015 and December 31, 2014, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($66,734 and $87,467, respectively) and therefore no impairment was recognized.

For the six months ended June 30, 2015 and 2014, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the six months ended June 30, 2015 and 2014, amortization of Capitalized Curriculum Development Costs were $16,400 and $16,400, respectively.

In June 2015, Virtual Learning cancelled 50,000 shares of its common stock previously issued to a consultant in 2009 for curriculum development (which was then capitalized at the $10,000 estimated fair value of the 50,000 shares) due to non-performance by such consultant. Virtual Learning recorded the cancellation of the 50,000 shares as a $4,333 reduction of the net carrying value of Capitalized Curriculum Development Costs at June 30, 2015 and a $4,333 decrease in common stock and Additional paid in capital.

4 - Related Party Transactions

At June 30, 2015 and December 31, 2014, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $15,253 and $19,366 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Convertible Notes Payable-Net

Convertible Notes Payable-net is summarized as follows:

	June 30, 2015	December 31, 2014
Notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, Principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	-

Accrued interest	4,116	956
Total	54,116	40,956

Less unamortized debt discounts	(25,833)	-
Net	$28,283	$40,956

As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 shares has been recorded as debt discounts and is being amortized over the one year term of the respective notes.

6 - Common Stock Issuances

In January 2015, Virtual Learning issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000 (see Note 5).

The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended March 31, 2015.

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed in the three months ended March 31, 2015.

In June 2015 Virtual Learning sold a total of 2,100 shares of common stock to three individuals at a price of $.50 per share for proceeds of $1,050.

In June 2015, Virtual Learning issued a total of 50,000 shares of common stock to two individuals in connection with their loans totaling $10,000 (see Note 5). The 50,000 shares were valued at $10,000 (see Note 5). The 50,000 shares were valued at $10,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended June 30 2015.

7 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Expected tax at 35%	$(38,795)	$(5,958)

Non-deductible stock-based compensation	14,000	-
Non-deductible amortization of debt discounts	8,458	-
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	5,740	5,740

Change in valuation allowance	10,597	218
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forward	$37,105	$26,509
Valuation allowance	(37,105)	(26,509)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $37,105 attributable to the future utilization of $106,015 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2015 and December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in year 2033, $17,025 in year 2034, and $30,276 in year 2035.

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

9 - Commitments and Contingencies

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company.

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

For the six months ended June 30, 2015, we have been involved with converting our website and the platform by which we present our educational software on our website from Adobe Flash to WordPress. The completion of this effort will allow us to present our website on a multiple of devices including but not limited to Apple products and expand our ability to display our programs and products over various Android based mobile computer systems. This is an ongoing process which is being undertaken by the Company’s sole programmer, Thomas Monahan, and is being hampered by the lack of working capital. We expect the process to be completed during the third and fourth quarter of 2015.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six and three months ended June 30, 2015 and 2014.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014

Revenue	$55	$210

Operating Expenses
Selling, general and administrative	27,171	834
Issuance of common stock for legal services	40,000	-
Depreciation and amortization	16,400	16,400

Total operating expenses	83,571	17,234

Loss from operations	(83,516)	(17,024)

Other income (expense):	-	-
Amortization of debt discounts	(24,167)	-
Interest expense	(3,160)	-
Total other income (expense)	(27,327)	-

Net loss	$(110,843)	$(17,024)

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014

Revenue	$15	$126

Operating Expenses
Selling, general and administrative	2,286	390
Issuance of common stock for legal services	-	-
Depreciation and amortization	8,200	8,200

Total operating expenses	10,486	8,590

Loss from operations	(10,471)	(8,464)

Other income (expense):
Amortization of debt discounts	(10,834)	-
Interest expense	(1,660)	-
Total other income (expense)	(12,494)	-

Net loss	$(22,965)	$(8,464)

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

Results of Operations - Comparison for the six months ended June 30, 2015 and 2014.

Revenues

For the six months ended June 30, 2015 and 2014, revenues were $55 and $210, respectively. The revenue for the six months ended June 30, 2015 and 2014 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook.

Cost of Sales

For the six months ended June 30, 2015 and June 30, 2014, cost of sales were none. Since our sales of $55 and $210 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $66,337 from $17,234 in 2014 to $83,571 in 2015. The increase is attributable to the $40,000 in stock based legal fees in 2015 and the $26,337 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 2015 aggregated $27,171 and includes audit and accounting fees of $20,000, publication expense of $3,997, office expense of $28, stock transfer expense of $540 and computer and internet expenses of $2,606. Selling, general and administrative expenses for the six months ended June 30, 2014 aggregated $834 and includes computer expenses of $834.

For the six months ended June 30, 2015, Other expense includes amortization of debt discounts of $24,167 and interest expense of $3,160.

Results of Operations - Comparison for the three months ended June 30, 2015 and 2014.

Revenues

For the three months ended June 30, 2015 and 2014, revenues were $15 and $126, respectively. The revenue for the three months ended June 30, 2015 and 2014 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook.

Cost of Sales

For the three months ended June 30, 2015 and June 30, 2014, cost of sales were none. Since our sales of $15 and $126 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $1,896 from $8,590 in 2014 to $10,486 in 2015. The increase is attributable to expenditures for Stock Transfer fees of $540, Edgarization expense of $1,250 and an increase in computer and internet expenses of $106 in 2015.

Selling, general and administrative expenses for the three months ended June 30, 2015 aggregated $2,286 and included expenditures for Stock Transfer fees of $540, Edgarization expense of $1,250 and computer and internet expenses of $496. Selling, general and administrative expenses for the three months ended June 30, 2014 aggregated $390 and includes computer expenses of $390.

For the three months ended June 30, 2015, Other expense includes amortization of debt discounts of $10,834 and interest expense of $1,660.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, our cash balance was $14,594 and $26,773, respectively, total assets were $81,328 and $114,240, respectively, and total current liabilities amounted to $62,676 and $71,462, respectively, including officer loans payable of $15,253 and $19,366, respectively. As of June 30, 2015 and December 31, 2014, the total stockholders’ equity was $18,652 and $42,778, respectively. In June, 2015 Virtual Learning sold an aggregate of 2,100 shares of common stock to three individuals totaling $1,050 or $.50 per share. Convertible notes totaling $10,000 were issued in May 2015 to two individuals with interest at 15% per annum and due one year from date of receipt. Principal and accrued interest are convertible into Virtual Learning common stock at $.20 per share. As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock in 2015 to the six convertible note holders. The $50,000 estimated fair value of the 250,000 shares has been recorded as debt discounts and is being amortized over the one year term of the respective notes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30 2015, the Company sold a total of 2,100 shares of its common stock to three individuals at a price of $.50 per share for gross proceeds of $1,050.

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

Date: August 14, 2015	The Virtual Learning Company, Inc.

	By:	/s/ Thomas P. Monahan
Chief Executive Officer and
Chief Financial Officer

