Form 10-Q
period 2015-09-30
Virtual Learning Company, Inc.
filed 2015-11-12
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of September 30, 2015, was 16,304,300.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,843	$26,773

OTHER ASSETS
Capitalized curriculum development costs	58,534	87,467

Total assets	$61,377	$114,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,500	$10,000
Corporate State taxes payable	640	1,140
Officer loan payable	12,698	19,366
Convertible Notes payable (net of debt discounts of $ 13,334 and $-0-, respectively) and accrued interest	42,660	40,956
Total current liabilities	74,498	71,462

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2015 and December 31, 2014, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2015 and December 31, 2014, there are 16,304,300 and 15,902,100 shares outstanding, respectively	16,304	15,902

Additional paid-in capital	1,305,513	1,219,148
Accumulated deficit	(1,334,938)	(1,192,272)

Net stockholders’ equity	(13,121)	42,778

Total liabilities and stockholders’ equity	$61,377	$114,240

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014

Revenue	$75	$346

Operating Expenses
Selling, general and administrative	36,437	1,384
Issuance of common stock for legal services	40,000	-
Depreciation and amortization	24,600	24,600

Total operating expenses	101,037	25,984

Loss from operations	(100,962)	(25,638)

Other income (expense):
Amortization of debt discounts	(36,666)	-
Interest expense	(5,038)	(29)
Total other income (expense)	(41,704)	(29)

Net loss	$(142,666)	$(25,667)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	16,236,500	15,902,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014

Revenue	$20	$136

Operating Expenses
Selling, general and administrative	9,265	550
Issuance of common stock for legal services	-	-
Depreciation and amortization	8,200	8,200

Total operating expenses	17.465	8,750

Loss from operations	(17,445)	(8,614)

Other income (expense):
Amortization of debt discounts	(12,500)	-
Interest expense	(1,878)	29
Total other income (expense)	(14,378)	29

Net loss	$(31,823)	$(8,643)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	16,304,250	15,902,100

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine months ended	For the Nine months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net loss	(142,666)	(25,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,600	24,600
Issuance of common stock for legal services	40,000	-
Amortization of debt discounts	36,666	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,500	29

Accrued interest on convertible Notes payable	5,038	-
Corporate State taxes payable	(500)	-
Net cash used in operating activities	(28,362)	(1,038)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from sale of shares of common stock	1,100	-
Proceeds from Convertible notes payable	10,000	-
Proceeds from officer loan payable	19,684	26,384
Repayments of officer loan payable	(26,352)	(9,000)

Net cash provided by financing activities	4,432	17,384

NET INCREASE (DECREASE) IN CASH	(23,930)	16,346

CASH BALANCE, BEGINNING OF PERIOD	26,773	177

CASH BALANCE, END OF PERIOD	$2,843	$16,523

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with the sale of Convertible Notes Payable charged to debt discounts.	$50,000	$-
Cancellation of common stock issued in 2009 for capitalized curriculum development costs.	$(4,333)	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the nine months ended September 30, 2015 and 2014

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

As of September 30, 2015, Virtual Learning had $2,843 cash and negative working capital of $71,655. For the nine months ended September 30, 2015 and 2014, Virtual Learning had revenues of $75 and $346, respectively, and sustained net losses of $142,666 and $25,667, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $58,534 as of September 30, 2015. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Property and Equipment

Property and equipment is presented at stated value upon contribution or at the cost of acquisition. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

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

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accounts payable and accrued liabilities approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the nine months ended September 30, 2015 and 2014.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the nine months ended September 30, 2015, the 279,970 shares of common stock underlying the $55,994 in convertible notes payable and accrued interest were excluded from the calculation of diluted shares outstanding as their inclusion would be anti-dilutive.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2015	December 31, 2014

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	September 30, 2015	December 31, 2014

Common stock issued to individuals for services relating to curriculum development	$110,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	164,000
Less accumulated amortization	(95,466)	(76,533)

Net	$58,534	$87,467

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At September 30, 2015 and December 31, 2014, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($58,534 and $87,467, respectively) and therefore no impairment was recognized.

For the nine months ended September 30, 2015 and 2014, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the nine months ended September 30, 2015 and 2014, amortization of Capitalized Curriculum Development Costs were $24,600 and $24,600, respectively.

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

4 - Related Party Transactions

At September 30, 2015 and December 31, 2014, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $12,698 and $19,366 respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Convertible Notes Payable-Net

Convertible Notes Payable-net is summarized as follows:

	September 30, 2015	December 31, 2014
Notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, Principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	-

Accrued interest	5,994	956
Total	55,994	40,956

Less unamortized debt discounts	(13,334)	-
Net	$42,660	$40,956

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

In July 2015, Virtual Learning sold a total of 100 shares of common stock to one individual at a price of $.50 per share for proceeds of $50.

7 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Expected tax at 35%	$(49,933)	$(8,983)

Non-deductible stock-based compensation	14,000	-
Non-deductible amortization of debt discounts	12,833	-
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	8,610	8,610

Change in valuation allowance	14,490	373
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forward	$40,999	$26,509
Valuation allowance	(40,999)	(26,509)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $40,999 attributable to the future utilization of $117,139 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2015 and December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in year 2033, $17,025 in year 2034, and $41,400 in year 2035.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company.

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

For the nine months ended September 30, 2015, we have been involved with converting our website and the platform by which we present our educational software on our website from Adobe Flash to WordPress. The completion of this effort will allow us to present our website on a multiple of devices including but not limited to Apple products and expand our ability to display our programs and products over various Android based mobile computer systems. This is an ongoing process which is being undertaken by the Company’s sole programmer, Thomas Monahan, and is being hampered by the lack of working capital. We expect the process to be completed in early 2016.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine and three months ended September 30, 2015 and 2014.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014

Revenue	$75	$346

Operating Expenses
Selling, general and administrative	36,437	1,384
Issuance of common stock for legal services	40,000	-
Depreciation and amortization	24,600	24,600

Total operating expenses	101,037	25,984

Loss from operations	(100,962)	(25,638)

Other income (expense):
Amortization of debt discounts	(36,666)	-
Interest expense	(5,038)	(29)
Total other income (expense)	(41,704)	(29)

Net loss	$(142,666)	$(25,667)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	16,236,500	15,902,100

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014

Revenue	$20	$136

Operating Expenses
Selling, general and administrative	9,265	550
Issuance of common stock for legal services	-	-
Depreciation and amortization	8,200	8,200

Total operating expenses	17.465	8,750

Loss from operations	(17,445)	(8,614)

Other income (expense):
Amortization of debt discounts	(12,500)	-
Interest expense	(1,878)	(29)
Total other income (expense)	(14,378)	(29)

Net loss	$(31,823)	$(8,643)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	16,304,250	15,902,100

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

Results of Operations - Comparison for the nine months ended September 30, 2015 and 2014.

Revenues

For the nine months ended September 30, 2015 and 2014, revenues were $75 and $346, respectively. The revenue for the nine months ended September 30, 2015 and 2014 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook.

Cost of Sales

For the nine months ended September 30, 2015 and September 30, 2014, cost of sales were none. Since our sales of $75 and $346 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $75,053 from $25,984 in 2014 to $101,037 in 2015. The increase is attributable to the $40,000 in stock based legal fees in 2015 and the $35,053 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2015 aggregated $36,437 and includes audit and accounting fees of $26,000, publication expense of $6,490, office expense of $241, stock transfer expense of $540, computer and internet expenses of $3,080 and auto expense of $86. Selling, general and administrative expenses for the nine months ended September 30, 2014 aggregated $1,384 and includes computer expenses of $1,384.

For the nine months ended September 30, 2015, Other expense includes amortization of debt discounts of $36,667 and interest expense of $5,038.

Results of Operations - Comparison for the three months ended September 30, 2015 and 2014.

Revenues

For the three months ended September 30, 2015 and 2014, revenues were $20 and $136, respectively. The revenue for the three months ended September 30, 2015 and 2014 represents sales of eBooks through Amazon’s Kindle and sales through Barnes and Noble’s Nook.

Cost of Sales

For the three months ended September 30, 2015 and September 30, 2014, cost of sales were none. Since our sales of $20 and $136 were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses increased $8,715 from $8,750 in 2014 to $17,465 in 2015. The increase is attributable to the $8,715 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended September 30, 2015 aggregated $9,265 and included expenditures for office expenses of $211, Auto expense of $86, computer and internet expenses of $475, professional fees of $6,000 and publishing for $2,493. Selling, general and administrative expenses for the three months ended June 30, 2014 aggregated $550 and includes computer expenses of $550.

For the three months ended September 30, 2015, Other expense includes amortization of debt discounts of $12,500 and interest expense of $1,878.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, our cash balance was $2,843 and $26,773, respectively, total assets were $61,377 and $114,240, respectively, and total current liabilities amounted to $74,498 and $71,462, respectively, including officer loans payable of $12,698 and $19,366, respectively. As of September 30, 2015 and December 31, 2014, the total stockholders’ equity was $(13,121) and $42,778, respectively. In July, 2015 Virtual Learning sold an aggregate of 100 shares of common stock to one individual totaling $50 or $.50 per share. Convertible notes totaling $40,000 were issued in October and November 2014 to four investors and convertible notes totaling $10,000 were issued in May 2015 to two individuals. The notes bear interest at 15% per annum and are due one year from date of receipt. Principal and accrued interest are convertible into Virtual Learning common stock at $.20 per share. As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock in 2015 to the six convertible note holders. The $50,000 estimated fair value of the 250,000 shares has been recorded as debt discounts and is being amortized over the one year term of the respective notes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30 2015, the Company sold a total of 100 shares of its common stock to one individual at a price of $.50 per share for gross proceeds of $50.

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

Date: November 12, 2015	The Virtual Learning Company, Inc.

	By:	/s/ Thomas P. Monahan
Chief Executive Officer and
Chief Financial Officer

