Form 10-K
period 2015-12-31
Virtual Learning Company, Inc.
filed 2016-05-11
CIK 1518336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2016

Common Stock, par value $0.001	16,304,300

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2015): None

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “the Virtual Learning Company,” “Virtual,” “Company,” “we,” “our” and “us” refer to The Virtual Learning Company, Inc.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

● inability to achieve a sufficient level of new enrollments to sustain our business model; the recent death of our CEO, CFO and sole director;

● declines or variations in academic performance outcomes of the students and schools we wish to serve as curriculum and testing standards evolve;

● legal and regulatory challenges from opponents of virtual public education or for-profit education companies;

● entry of new competitors with superior technologies and lower prices;

● unsuccessful integration of mergers, acquisitions and joint ventures;

● failure to further develop, maintain and enhance our technology, products, services and brands;

● inadequate recruiting, training and retention of effective employees;

● infringement of our intellectual property; and

● disruptions to our Internet-based learning and delivery systems resulting from cyber-attacks.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial conditions may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1—Item 1A—Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1—Item 1A—Risk Factors” of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. We provide a continuum of technology-based educational products and solutions to students and families as we strive to transform a student’s learning experience into one that delivers individualized education on a highly scalable basis.

Our “Math is Basic” series of virtual math textbooks and assessment programs is intended to be our core product line that will help students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via a proprietary web-based platform through one of our several websites on the World Wide Web with the URLs www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com . Please note though that we have only one primary website www.mathisbasic.com dedicated to math.

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

During 2015, we were in the process of converting our website from Adobe Flash to a WordPress platform. Adobe Flash has continued to experience problems of acceptance and vulnerability to outside hackers. While WordPress is used by 59.2% of all the websites whose content management system we know. This is 26.2% of all websites. At the time of the filing of this Form 10-K we have not been able to gain control of the changes made during 2015 by our former President and chief programmer Thomas P. Monahan who died April 4, 2015. While we hope to do so the references to progress during 2015 that appear throughout the Business of the Company section of this Form 10-K reflect additions to our technology that may not be recovered by the Company.

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

Since we were short cash flow from operations and we were unable to raise any additional cash from private or public sources to pay for our anticipated marketing program during 2015. We instead relied upon the power of the marketing exposure of our ePub titles through Amazon’s Kindle and Barnes and Noble’s Nook system to help spark sales in our ePub titles. We experienced reduced revenue of $107 for the year ended December 31, 2015 as compared to $400 in revenue for the year ended December 31, 2014 from the sale of our ePub titles. As encouraged as we were during the year with Amazon’s and Barnes and Noble’s systems of international marketing, it became clear that sales through their systems were not going to materialize. In addition, because of lack of funds, we were unable to launch an effective integrated internet marketing approach which must include the use of Face Book, Twitter and Pinterest.

During 2014 and 2015, our analysis of our monthly visitors through our host provider indicated that a natural rate of growth in users was not occurring as expected. We had envisioned that by making all of our courses available to all interested users and providing user friendly self assessments to check the results of users who completed our courses was also not occurring.

Several trends in the communications industry forced us to make significant changes in the platform we are using to present our online educational materials via the internet, going away from Adobe Flash, and marketing our software products:

●	The growth in the number of students adopting the Apple iPhone as their primary communicating and entertainment device. Apple’s iPhone led 2013 US consumer smartphone sales with a 45% share. With more than 120 million smartphones sold in the U.S. in 2013, Apple’s iPhone accounted for nearly half of those, taking a 45 percent share in its home market last year, new data released by the The NPD Group Phone Track. Lagging behind the two-horse race was LG, which represented 8 percent of smartphones sold in America last year. HTC took fourth with 6 percent, while Motorola came in fifth with 4 percent. In a Mobile Learning | Research project reported on May 8, 2013 by David Nagel, Most elementary and secondary students are using mobile devices in their studies, either in the classroom or at home. And, according to a new study, the majority would like to be able to use them more in class. Tech Times reports By Horia Ungureanu, Tech Times | November 25, 2015.

Strategy Analytics released the latest “Tablet Operating System Forecast” report and from the looks of it, Windows tablets are growing in popularity at an accelerated rate.

When it comes to sales of Windows tablets, numbers from the first nine months of 2014 show a year on year increase of 58 percent. Marketing experts estimate that the total number of Windows slates to be sold in 2015 is 22 million. If the predictions are correct, Microsoft will have ten percent of the tablet market share, slightly less than half of Apple’s score of 22 percent. Android is still king of the hill, with 68 percent of global tablets running on the system.

A multi-annual analysis, however, shows that in 2019 Microsoft will register more than double its 2015 record of 49 million Windows-powered slates sold. This will give the company 18 percent of the tablet market, while Apple is forecasted to have a stable 23 percent. From the three main rivals, Google’s presence will shrink to 59 percent, experts in the field stated

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

In the fourth quarter of 2014, management decided to abandon Adobe Flash as a platform to present our educational products over the Internet and adopt WordPress as our platform. Since the Company has only one programmer on staff and insufficient cash to hire additional help, management was forced take it upon itself to conduct the conversion process. This would entail the conversion of several thousand math questions and examples from the Flash platform to the WordPress platform.

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

Our Markets

TOTAL K-12 ENROLLMENT: 54,876,000

●	Elementary: 38,716,000

●	Secondary: 16,160,000

TOTAL NUMBER OF PUBLIC SCHOOLS: 98,328

●	Elementary: 66,689

●	Secondary: 24,357

●	Combined: 6,311

●	Other: 971

(Digest of Educational Statistics: 2012, Table 105.50 )

TOTAL NUMBER OF CHARTER SCHOOLS: 6,400

(The National Alliance of Public Charter Schools: 2014)

TOTAL NUMBER OF PRIVATE SCHOOLS: 30,861

●	Elementary: 19,697

●	Secondary: 2,677

●	Combined: 8,488

(Digest of Educational Statistics: 2012, Table 105.50 )

The U.S. educational market is estimated to be about $1.3 trillion dollars, and usually broken down into 4 major sectors: early childhood education: $70 billion; K-12: $670 billion; Higher education: $475 billion and Adult learning, continued education: $55 billion. Almost 9% of US GDP is spent on education, it’s the second largest market, behind healthcare, in the United States. There are about 100,000 public schools, 30,000 private schools, and roughly 4,000 charter or other schools.

The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

According to the National Center for Education Statistics (“NCES”), a division of the U.S. Department of Education, approximately 54,876,000 million students will attend K-12 public schools in the February, 2016. Total private school enrollment is estimated to be 5,268, 090 with 3,976,960 in elementary school and 1,291,130 in secondary education, according to the Digest of Educational Statistics: 2011, Table 205.20. In addition, according to a report by National Home Education Research Institute, approximately 1,773,000: total home school enrollment. 1,773,000 or 3.4% (estimate) of America’s school population according to the Digest of Educational Statistics: 2012, Table 206.10

Many of these students took an online courses and a small percentage enrolled in a full-time online program. As of 2013, six states mandated the completion of an online course prior to high school graduation (Keeping Pace Report, 2013). Multi-district fully online schools served an estimated 310,000 students in 30 states during the 2012-13 school year.

According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 13,600 districts during the 2011-12 school year. The NCES estimates that total spending in the K-12 market was projected to be $563 billion for the 2012-13 school year, and that public school spending will increase by 24 percent, to $699 billion, by 2022-23.

According to the NCEA, the total expenditures for public elementary and secondary schools in the United States amounted to $621 billion in 2011–12, or $12,401 per public school student enrolled in the fall (in constant 2013–14 dollars, based on the Consumer Price Index). These expenditures include $11,014 per student in current expenditures for operation of schools; $1,018 for capital outlay (i.e., expenditures for property and for buildings and alterations completed by school district staff or contractors); and $370 for interest on school debt.

From 2000–01 to 2011–12, current expenditures per student enrolled in the fall in public elementary and secondary schools increased by 11 percent (from $9,904 to $11,014 in constant 2013–14 dollars). Current expenditures per student peaked in 2008–09 at $11,537 and have decreased each year since then. The amount for 2011–12 ($11,014) was 3 percent ($318) less than the amount for 2010–11 ($11,332).

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

Most students in the United States will continue to be educated in school buildings and classrooms. However, we also believe that the academic benefits for certain student segments, combined with the significant savings for taxpayers, will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges traditional schools continue to face is adoption of technology and innovative new learning devices.

Key Dynamics in the K-12 Education Market

The education industry of the U.S. has undergone several changes over the past few years and continues to invite significant spending by the public. The overall growth of the industry will be driven by rising responsiveness of people towards the benefits of early education, rising awareness of the advantages of higher education and growing demand for online teaching methods. The major trends in the industry include growth of educational content and technology, rising demand for digital textbooks, high penetration rate for U.S. postsecondary education sector, students shift towards online education and students dependence on family for higher education funding.

According to Jeff Dunn of the the Daily Genius, the size of the U.S. educational market is

●	The Early Childhood Education Market is valued at roughly US$70 billion

●	The K-12 Education Market is valued at roughly US$670 billion

●	The Adult Learning Market (continued education) is about US$55 billion.

●	The Tutoring and Test Prep market is only about US$1 billion. Pretty small, really.

●	The Online Education market is about US$20 billion. A bit bigger than expected.

●	The Print and Online Textbook market is about US$8 billion.

Legislative Environment. There are several key legislative initiatives currently impacting the K-12 education market, including the following:

●	Common Core Standards. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 43 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. A study recently published by Pioneer Institute, the American Principles Project, and the Pacific Research Institute of California estimated that it will cost nearly $16 billion for 45 states plus the District of Columbia to implement the Common Core Standards over a seven year period.

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

State tax revenues grew by 6.8 percent in the second quarter of 2015, the final quarter of the fiscal year for 46 states, according to the most recent State Revenue Report of the Rockefeller Institute. Personal income tax growth was robust at 14.2 percent, which was driven by strong payments with final returns up 20.0 percent and estimated taxes up 18.2 percent. This trend is not expected to continue, as this year’s revenue figures were bolstered by the strong stock market of 2014. States expect fiscal year 2016 to be weaker than 2015, largely because of an anticipated slowdown in income tax revenue, according to Lucy Dadayan and Donald J. Boyd, November 16, 2015

Personal income taxes are the bedrock of state tax revenues. States’ fiscal conditions have improved since the Great Recession ended more than six years ago, but their recoveries are incomplete. Despite these challenges, personal income in all states has bounced back above pre-recession figures, though growth has fallen short of historic norms. Nationally, total state tax revenue recovered more than two years ago from its plunge during the recession. But state to state, the recovery has been uneven due to differences in economic conditions as well as tax policy choices. For the first time, tax collections in a majority of states—29—were higher in the second quarter of 2015 than at their peaks before or during the downturn, after adjusting for inflation. States with below-peak tax revenue still have less purchasing power than they did more than six years ago.

States have only partially rebuilt their financial cushions after tapping them to plug budget gaps during the recession. At the end of fiscal year 2015, only 18 states could cover more government expenses using rainy day funds and general fund balances than they could have in fiscal 2007, just before the recession. Four states had less than five days’ worth of expenses set aside for budget shortfalls.

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

In a survey of teacher spending for the 2015 school year Last year, Agile Education Marketing SheerID teamed up to conduct a survey of K-12 teachers to find out more about teacher spending habits. The results were so interesting, that we surveyed over 500 teachers again this year, and now we all get to geek out over the results.

According to the Center on Budget and Policy Priorities, at least thirty states in the U.S. provided less per-pupil funding for K-12 students during the 2014-2015 school year than they did before the recession hit. About 46% of total educational spending comes from state funds. The teachers we surveyed were experiencing the aftershocks of budget cuts as more of the money spent on their classrooms came from their own pockets instead of their schools or districts.

●	The average amount of their own money that teachers spent was $490

●	The average amount teachers received from their school to spend on classrooms was $300

●	The average amount teachers received from school districts was $247

Although education budgets fluctuate from state to state and district to district, teachers’ average spending for classroom supplies has stayed steady for the past two years, hovering right around $500.

Of that nearly $500 that teachers spend out-of-pocket, 57% was spent on classroom supplies while 9% was spent on instructional materials.

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

We believe the following are the key attributes of our business model (Please note that NONE of the key attributes of our business model have materialized yet):

High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a potentially visible recurring revenue stream and high profit margins, neither of which have materialized as of December 31, 2015. We have not yet generated any meaningful revenue and have never generated a profit

Scalability and Flexibility. We continue to scale our business by increasing our product offerings using our products without incurring significant incremental expense. Our content development process, our flexible sales model and our cost-effective centralized, hosted online delivery platform will allow us to minimize our costs as we expand our product offerings and, hopefully, our business when and if sales develop.

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

Our Growth Strategy

Ability to Implement Growth Initiatives. With regard to the section “Develop New Products and Enhance our Online Platform” below, the reference to new products in that section refers to completing the additional titles mentioned below and this process is on-going and the essence of our growth strategy. The completion of the additional titles is the primary goal of the Company during the next year. The main obstacle to achieving the growth strategy initiatives is the fact that at present we have one employee and limited funds. The failure to obtain additional funding elsewhere, would seriously impair or prevent achieving any of the growth strategy initiatives set forth below prior to development. With such funding, prior to developing additional titles we contemplate achieving certain of our growth initiatives or substantial parts of them. For example, with respect to cross platform functionality, while we are in the process of completing the four stages of development for any given title, we are constantly seeking ways to adapt the programming of each title to be operational on as many platforms as possible. By taking into account several other changes our files will play on any standard PC, android cellphone and also play in a video player

Develop New Products and Enhance our Online Platform. Once we have achieved a revenue stream we intend to develop new products, as well as new features and functionality for our online platform, to address student needs, parents, and teacher requests in order to maintain the competitiveness we feel necessary to maintain growth both in the number of subscribers to our online services and to enable us to increase our per subscriber revenue by offering increased value. The development of new products and the enhancement of our Online Platform to play on various operating systems such as the Apple, Android and Blackberry are relevant to our growth because such development and enhancement improve functionality of content to be viewed over a broader base of communications platforms, e.g. it is now primarily viewed over a Microsoft Windows based desk top or laptop computer over the internet whereas in the future it will be viewable over cellphones and tablets. To date our system is viewable through any Windows computer system over the internet and has been modified to be viewed over any cell phone or tablet using Android operating system. In the future we want to extend this to include the iPhone, iPad and Blackberry. We also want to convert our modules to become a video presentation.

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

Increasingly tech-savvy students today are increasingly relying on multiple devices and media to access information, through the World Wide Web. As such, it is important to deliver our content in the way that best suits their needs. With 3 Screen access,(PC, Mobile, Tablet) we will open up new distribution channels, extending our reach while making our content conveniently accessible, regardless of time or place. And, since our content is ‘always on’, we may achieve higher numbers of subscribers. In this way we hope that our products will garner the widest possible user audience and hence positively impact our growth. As of December 31, 2015, our primary delivery vehicle are Windows based devices. With the migration to the WordPress platform our online programs we be visible on both Windows, Apple and Blackberry ddevices.

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

Our Products and Services

Virtual Learning is an online education company. As of December 31, 2015, we have not begun to accept subscribers. We are making available our courses and virtual textbooks free of charge through our website www.mathisbasic.com in order to create a student user base. We provide instruction through our fully interactive virtual textbooks. Our fully animated, interactive featured, colorful and audio virtual textbooks have combined rigorous content along with a variety of practice problems, activities, assessments, games, and productivity tools that improve the performance of students via proprietary web-based platforms games that engage students, reinforce and reward learning achievement. Our core product line helps students in First through 12th grade, master grade level academic standards in a fun and engaging manner. We provide our products via proprietary our web- based platform through one of our several websites on the World Wide Web with the URL www.mathisbasic.com; www.scienceisbasic.com, and www.readingisbasic.com. Please note that we have only one operational website www.mathisbasic.com.

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

We are also in production stage on several other virtual audio and animated teaching textbook computer program titles relating to teaching “Money” for First Grade; “Fourth Grade Algebra” and “Fifth Grade Algebra”; First Grade Math: Measurements”; “Second Grade Math: Measurement”; “Third Grade Math: “Measurement”; “High School Geometry” and “High School Algebra” in CD format and one video title relating to teaching Calculus I, college level. We are also in preproduction on additional video titles relating to Trigonometry, pre-calculus..

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

Our Subscribers

Our target market is the approximately 50 million students that attend school throughout the United States consistingof K-12 and postsecondary education and the approximately 1.5 million students that are being home schooled though out the United States.

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

The Technology

All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where we feel it is appropriate and can enhance the learning process, with the offline:online ratio changing appropriately for advancing developmental levels in students. In addition to online content, our curriculum includes a rich mix of course materials, including engaging ePub textbooks

We were using Adobe Flash as the platform upon which to develop our virtual textbooks and CD and DVD formatted educational titles. Adobe Flash had several unique features that make it ideal for our purposes. First, it had the ability to publish our work in several formats including as an executable file which may be played on either a PC or a Macintosh Computer. In additional the same programming may also be used as the basis for presentation on our website with no change in the basic core code. Adobe Flash is especially useful in its ability to incorporate and integrate many forms of media into a single interactive program.

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

WordPress users may be installed with a variety of themes and switch between them. Themes allow users to change the look and functionality of a WordPress website and they can be installed without altering the content or health of the site. Every WordPress website requires at least one theme to be present. Every WordPress theme is designed using some standards with structured PHP, valid HTML and CSS. Today, JavaScript and jQuery are being used to add responsiveness to the themes.

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

Employees

As of December 31, 2015, we had 1 full-time employee who died April 4, 2016. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we have not been successful in our efforts, and there no assurance that we will be successful in the future. Our late employee was not subject to a collective bargaining agreement.

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

Recent Death of Our Sole Officer and Director

Thomas P. Monahan, our former President, CEO, CFO and sole director and founder of the Company and its primary programmer, artist, and the voice of our characters, died on April 4, 2016. Roger Fidler, counsel to the Company, took over the directorship and as President, CEO and CFO on an interim basis but lacks the skills necessary to develop educational software. He has commenced a search for someone who would like to take over these responsibilities in whole or in part but so far without success. The inability to find someone to advance the business of the Company may necessitate finding a new business for, or to wind down, the Company.

The transition to Common Core State Standards and Common Core Assessments could result in a decline in state test scores that might adversely affect our enrollment and financial conditions.

Many states have adopted the CCSS, also known as the College and Career Readiness Standards, but are not choosing to use the assessments developed by two national testing consortia that align with the CCSS curriculum. Instead, these states are electing to use existing or state-developed assessments to evaluate student performance. As a result, it has been reported in many states that students learning under the CCSS but continuing to be tested under the existing state proficiency tests have experienced sharp declines in test results.

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

Regulatory frameworks on the accessibility of technology and curriculum are continually evolving due to legislative and administrative developments and the rapid evolution of technology, which could result in increased product development costs and compliance risks.

Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that present challenges to people with disabilities. A number of states and federal authorities have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility, we will have to modify our curriculum offerings to satisfy those requirements. For example, in March 2014, the OCR entered into an agreement with the South Carolina Charter School District (“District”) to ensure that the seven internet-based public charter schools in the state provide students with disabilities an equal opportunity to access each school’s website and online learning environment by December 31, 2015, in compliance with Section 504 and Title II of the Americans with Disabilities Act. In addition, to the extent that we enter into federal government contracts or Section 508 standards are adopted by regulators, similar requirements could be imposed on us under Section 508 of the Rehabilitation Act of 1974. If requirements or technology evolves in such a way as to accelerate or alter the need to make all curriculums accessible, we could incur significant product development costs on an accelerated basis. A failure to meet required accessibility needs could also result in loss or termination of significant student subscriptions or in potential legal liability.

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

We plan to continue to create new products, expand distribution channels and pilot innovative educational programs to enhance academic performance. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

●	our efforts to integrate adaptive learning technologies and solutions into our learning management system, which may require significant investment of resources to develop or acquire to continue to improve our educational programs and student outcomes;

●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. International markets. International opportunities will also present us with different legal, operational, tax and currency challenges;

●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction;

●	our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition.

Our failure to manage these business expansion programs, or any new business expansion program or new distribution channel we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Lawsuits against us alleging infringement of the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages or royalty payments and could limit our ability or increase our costs to use certain technologies in the future.

Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

We may be unable to keep pace with changes in our industry and advancements in technology as our business and market strategy evolves.

As changes in our industry occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We also make investments in existing or new businesses, including investments in technology and expansion of our business lines. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the advent of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures will be limited.

Our curriculum and approach to instruction may not achieve widespread acceptance, which would limit our growth and profitability.

The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. The acceptance and adoption of the CCSS grade level requirements and proposed common assessments of those standards is uncertain and continues to change at the state and district level. As a result, the standards for measuring student achievement could vary from state to state, and even from district to district, and therefore, we cannot anticipate at this time the impact these varying standards may have in terms of requiring additional investment on our part, or on our ability to sustain or expand our operating margins.

We have a history of minimal revenue and no income and recent losses since our inception that may continue and cause investors to lose their entire investment.

Virtual was formed on January 6, 2009, and it has cumulative net losses amounting to $1,352.556 from Inception to December 31, 2015, losses amounting to $160,284 for the year ended December 31, 2015 and losses amounting to $49,824, for the year ended December 31, 2014.

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

In their report dated April 10, 2015, our independent auditors stated that our financial statements for the year ended December 31, 2015 and 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources. These include obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions. In light of our financial position, and the current global credit crisis, we may be unable to raise working capital sufficient to continue to fund the operations of the business. If we are unable to continue as a going concern, you may lose your entire investment. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. Given the difficult current economic environment, we believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

The loss of Thomas Monahan, our President, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We were wholly dependent on the personal efforts and abilities of Thomas Monahan, our President. He is 68 years old. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available. The Company’s management has been taken over by Roger Fidler, an attorney. He has limited relevant skills to operating the business of this Company. He may be able to locate new management capable of running the business or a new business. No assurance exits that either will be possible.

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

We were using Adobe Flash and WordPress as the platform for all of our software. Adobe Flash is one of the most versatile programming systems available. It there unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. It is these qualities that has allowed us to adopt our style of presenting educational materials into saleable products. Adobe Flash and WordPress offers the ability to output our programs in a format that will play both PC based computer systems and Macintosh computer systems.

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

As of December 31, 2015, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 88.93% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

There are 16,304,300 shares of common stock issued and outstanding held by approximately 42 holders of record

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2015	December 31, 2014
Statements of Income:
Revenue	$107	$400
Gross profit	107	400
Income (loss) from continuing operations	(107,534)	(48,869)
Net income (loss)	$(160,284)	$(49,825)
Basic and diluted	$(0.01)	$(0.00)
Balance Sheet Data:
Cash and cash equivalents	$2,298	$26,773
Total assets	53,632	114,240
Total liabilities	84,371	71,462
Total equity (deficit)	$(30,739)	$42,778

should be referenced in connection with a review of the following discussion of our results of operations for both the year ending December 31, 2015 and 2014.

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

Going Concern

As of December 31, 2015, Virtual Learning had cash of $2,298 and negative working capital of $82.073. For the years ended December 31, 2015 and 2014, Virtual Learning had revenues $107 and $400, respectively and sustained net losses of $160,284 and $49,825, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs as of December 31, 2015 and 2014 of $51,334 and $87,467, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, and accounts payable. The carrying amount of cash and cash equivalents and accounts payable approximates fair value because of their short maturities. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in years ended December 31, 2015 and 2014.

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

Recent Developments

During the period from January 1, 2015, to December 31, 2015, we made the following improvements in that we:

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

3. continued our implementation and utilization of HostGator services as our ISP which reduced the cost of internet services and to take advantage of their increased security in their database software and took advantage of their full range of programming platform offerings for WordPress.

Most, and possibly all, of the expertise gained in 2015 has been lost with the death of Thomas P. Monahan on April 4, 2016.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary of selected financial data table below

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Revenue	$107	$400

Operating Expenses
Selling, general and administrative	35,841	16,469
Common stock issued for legal services	40,000	-
Depreciation and amortization	31,800	32,800

Total operating expenses	107,641	49,269

Loss from operations	(107,534)	(48,869)

Other income/deductions
Amortization of debt discounts	(45,834)
Interest expense	(6,916)	956
Total other income (expense)	(52,750)

Net loss	$(160,284)	$(49,825)

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

Results of Operations - Comparison for the years ended December 31, 2015 and 2014

Revenues

For the years ended December 31, 2015 and December 31, 2014, net revenues were $107 as compared to $400 for the year ended December 31, 2014. This decrease in net revenue stream was the result of adding to our list of ePub titles available on Amazon Kindle and Barnes and Noble’s Nook systems. Our retail price as suggested by Amazon was set at three dollars with a royalty per agreement set by Amazon and Barnes and Noble at 65% of the sales price. Amazon will offer our titles in various markets around the world at various royalty points. The retail price of $3.00 was also used for our ePub titles listed with Barnes and Noble’s Nook system. As of December 31,2015 and 2014, all of our sales were domestic.

Cost of Sales

For the years ended December 31, 2015 and 2014, respectively, our cost of sales were none. This lack of cost of sales is attributed to fact that our sales through Amazon’s Kindle and Barnes and Noble’s Nook were through their download program whereby we receive a net royalty of 65% of the sale price which was set by Amazon and Barnes and Noble at $3.00 per title less a download fee per title of approximately $.35 per sale.

Operating Expenses

Operating expenses increased $58,372 from $49,269 in 2014 to $107,641 in 2015. The increase was attributable to the issuance of common stock issued for legal services in 2015 ($-0- 2014) and offset partially by a $19,372 increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the year ending December 31, 2015 of $35,841 includes Computer and internet expense of $4,026, Nevada Franchise taxes of $625, office expenses of $550, professional fees of $23,609, SEC publication expense of $6,490 stock transfer expenses of $541. The Company also recorded interest expense of $6,916 on total convertible debt of $50,000. Selling, general and administrative expenses for the year ending December 31, 2014 of $16,469 includes Computer and internet expense of $2,011, Nevada Franchise taxes of $625, office expenses of $33, professional fees of $12,500 and stock transfer expenses of $1,300

In January 2015, Virtual Learning issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000 (see Note 5).

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

Liquidity and Capital Resources

As of December 31, 2015 and 2014, our cash balance was $2,298 and $26,773, respectively, total assets were $53,632 and $114,240, respectively, and total current liabilities amounted to $84,371 and $71,462, respectively, including officer loans payable of $14,525 and $19,366, respectively. As of December 31, 2015 and 2014, the total stockholders’ equity was $(30,739) and $42,778, respectively. Until the company achieves a net positive cash flow from operations, we are dependent on Mr. Monahan to advance the Company sufficient funds to continue operations and to continue services at no cost to the Company. In October and November, 2014, In 20,15,Virtual Learning received cash loans from three individuals and one entity totaling $40,000 and additional cash loans from two individuals totaling $10,000 in 2015. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Subsequent to the date of our financial statements, the following events occurred:

FINRA APPROVAL

In March of 2016 the Company was notified that its primary market maker had concluded the FINRA review process and had been assigned a trading symbol-VRTR. No application for listing with OTCMarkets has been filed at the date of this Form 10-K but the Company intends to so file during the second calendar quarter of 2016.

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

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$40	$15	$20	$32
Gross profit	40	15	20	32
Income from continuing operations	(69,545)	(10,471)	(17,445)	(10,073)
Net (loss) income from continuing operations	$(84,378)	$(22,965)	$(31,828)	$(21,113)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00))

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$84	$126	$136	$54
Gross profit	84	126	136	54
Income from continuing operations	(8,560)	(8,465)	8,643)	(24,158)
Net (loss) income from continuing operations	$(8,560)	$(8,465)	$(8,643)	$(24,158)
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Virtual Learning Company, Inc.

I have audited the accompanying balance sheets of The Virtual Learning Company, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Virtual Learning Company, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

May 6, 2016

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,298	$26,773

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS
Capitalized curriculum development costs	51,334	87,467

Total assets	$53,632	$114,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,500	$10,000
Convertible Notes Payable, net of unamortized debt discounts of $4,166 and $0, respectively, and accrued interest	53,706	40,956
Corporate State taxes payable	640	1,140
Officer loan payable	14,525	19,366
Total current liabilities	84,371	71,462

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2015 and 2014, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2015 and 2014, there are 16,304,300 and 15,902,100 shares outstanding, respectively	16,304	15,902

Additional paid-in capital	1,305,513	1,219,148
Accumulated deficit	(1,352,556)	(1,192,272)

Net stockholders’ equity	(30,739)	42,778

Total liabilities and stockholders’ equity	$53,632	$114,240

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Revenue	$107	$400

Operating Expenses
Selling, general and administrative	35,841	16,469
Common stock issued for legal services	40,000	-
Depreciation and amortization	31,800	32,800

Total operating expenses	107,641	49,269

Loss from operations	(107,534)	(48,869)

Other income/deductions
Amortization of debt discounts	(45,834)
Interest expense	(6,916)	(956)
Total other income (expense)	(52,750)	(956)

Net loss	$(160,284)	$(49,825)

Basic and diluted net loss per common share	$(.01)	$(.00)

Weighted average shares outstanding-basic and diluted	16,253,450	15,902,100

The accompanying notes are an integral part of these financial statement.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2015 and 2014

	Common stock		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2013	15,902,100	$15,902	$1,219,148	$(1,142,447)	$92,603

Net loss for the year ended December 31, 2014				(49,825)	(49,825)
Balance at December 31, 2014	15,902,100	15,902	1,219,148	(1,192,272)	42,778

Issuance of common stock for Legal fees	200,000	200	39,800		40,000
Issuance of common stock to noteholders in connection with their loans	250,000	250	49,750		50,000
Issuance of common stock for cash	2,200	2	1,098		1,100
Adjustment for cancelled shares	(50,000)	(50)	(4,283)		(4,333)
Net loss for the year ended December 31, 2015				(160,284)	(160,284)
Balance at December 31, 2015	16,304,300	$16,304	$1,305,513	$(1,352,556)	$(30,739)

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014
OPERATING ACTIVITIES
Net loss	$(160,284)	$(49,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,800	32,800
Amortization of debt discounts	45,833	-
Issuance of common stock for legal services	40,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,500	(10,000)
Accrued interest on convertible notes payable	6,917	955
Corporate State taxes payable	(500)	-
Net cash used in operating activities	(30,734)	(26,069)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,100
Proceeds from sale of convertible notes	10,000	40,000
Proceeds from officer loan payable	28,155	29,069
Repayments of officer loan payable	(32,996)	(16,404)

Net cash provided by financing activities	6,259	52,665

NET INCREASE (DECREASE) IN CASH	(24,475)	26,596

CASH BALANCE, BEGINNING OF PERIOD	26,773	177

CASH BALANCE, END OF PERIOD	$2,298	$26,773

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with the sale of Convertible Notes Payable charged to debt discounts.	$50,000	$-
Cancellation of common stock issued in 2009 for capitalized Curriculum development costs.	$(4,333)	$-

The accompanying notes are an integral part of these financial statements.

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

As of December 31, 2015, Virtual Learning had cash of $2,298 and negative working capital of $82.073. For the years ended December 31, 2015 and 2014, Virtual Learning had revenues of $107 and $400, respectively and sustained net losses of $160,284 and $49,825, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs as of December 31, 2015 and 2014 of $51,334 and $87,467, respectively. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accounts payable and accrued liabilities approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in the years ended December 31, 2015 and 2014.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the years ended December 31, 2015 and 2014, the 289,360 and 204,780 shares of common stock underlying the $57,872 and $40,956 balances of convertible notes payable and accrued interest at December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted shares outstanding as their inclusion would be ant-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of this ASU on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for us on January 1, 2016.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We do not believe that adoption will have a material impact on our results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2015	December 31, 2014

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-0-	$-0-

Depreciation expense for the years ended December 31, 2015 and 2014 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2015	December 31, 2014

Common stock issued to individuals for services relating to curriculum development	$110,000	$120,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	164,000
Less accumulated amortization	(102,666)	(76,533)

Net	$51,334	$87,467

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At December 31, 2015 and 2014, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($51,334 and $87,467, respectively) and therefore no impairment was recognized.

For the years ended December 31, 2015 and 2014, amortization of Capitalized Curriculum Development Costs were $31,800 and $32,800, respectively.

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

At December 31, 2015, expected future amortization expense of Capitalized Curriculum Development Costs follows:

Year ended December 31,	Amount

2016	$30,800
2017	$20,534
Total	$51,334

4 - Related Party Transactions

At December 31, 2015 and 2014, Virtual Learning was obligated to its president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $14,525 and $19,366, respectively. The liability is non-interest bearing and due on demand.

Virtual Learning occupies office space rent free from its president on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

5 - Convertible Promissory Notes-Net

Convertible Notes Payable-net is summarized as follows:

	December 31, 2015	December 31, 2014
Notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	-

Accrued interest	7,872	956
Total	57,872	40,956

Less unamortized debt discounts	(4,166)	-
Net	$53,706	$40,956

As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 shares has been recorded as debt discounts and is being amortized over the one year term of the respective notes.

As of December 31, 2015, the $40,000 of Notes issued in October and November 2014 due in October and November 2015 were in default.

6 - Common Stock Issuances

In January 2015, Virtual Learning issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000. (see Note 5) The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended March 31, 2015.

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed in the three months ended March 31, 2015.

In June 2015 Virtual Learning sold a total of 2,100 shares of common stock to three individuals at a price of $.50 per share for proceeds of $1,050.

In June 2015, Virtual Learning issued a total of 50,000 shares of common stock to two individuals in connection with their loans totaling $10,000. (see note 5) The 50,000 shares were valued at $10,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended June 30 2015.

In July 2015, Virtual Learning sold 100 shares of common stock to one individual at a price of $.50 per share for proceeds of $50.

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

The sources of the difference follow:

	Year Ended December 31,
	2015	2014
Expected tax at 35%	$(56,099)	$(17,439)

Non-deductible stock-based compensation	14,000	-

Non-deductible amortization of debt discounts	16,042	-

Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	11,130	11,480

Change in valuation allowance	14,927	5,959
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forward	$41,436	$26,509
Valuation allowance	(41,436)	(26,509)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $41,436 attributable to the future utilization of $118,389 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in year 2033, $17,025 in year 2034 and $42,650 in year 2035.

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

8 - Commitments and Contingencies

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

9 - Trademark Cancelled

In March 2014, the Company’s Learning is Basic trademark was cancelled by the United States Patent and Trademark office. The Company continues to use its Shapeville USA trademark and other URL’s that the Company owns such as Math is Basic, Science is Basic and Reading is Basic to identify its educational software products.

10 - Subsequent Events

On March 16, 2016, the Financial Industry Regulatory Authority (FINRA) informed Alpine Securities Corp. (Alpine) that FINRA had cleared Alpine’s request for an unpriced quotation on the OTC link for Virtual Learning Company, Inc. common stock (“VRTR”). The Company has yet to apply to OTCMarkets.com for listing and there can be no assurance that such listing application will be approved.

On April 4, 2016, Thomas P. Monahan, the sole officer and director of the Company died.

On April 11, 2016, Athena Monahan, wife and believed to be the sole heir to the Estate of Thomas Monahan, executed a Consent of Majority Shareholder appointing Roger Fidler, Esq., former counsel to the Company, as President and director. Mr. Fidler intends to perform the functions in these offices on an interim basis until suitably qualified personnel can be found to carry on the business of the Company.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2015.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
1522 Gardner Drive Lutz, Florida 33559		(Principal Executive, Financial and Accounting Officer)
Thomas P. Monahan 60 Knolls Crescent Apt 9M Bronx, New York 10463	68	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Thomas P. Monahan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on January 6, 2009. Mr. Thomas P. Monahan owns 61.33% of the outstanding shares of our common stock. Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently,Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006. In March, 2016, Mr. Monahan was admitted to Montefiore Hospital in the Bronx, NY for about two weeks. He died unexpectedly about two weeks after being released on April 4, 2016.

Roger Fidler. Mr. Fidler assumed the officer positions and directorship at the request of Mr. Monahan’s wife and heir, Athena Monahan. Mr. Fidler has been engaged in the private practice of law for over thirty years and had represented the Company from inception. His primary specialties are litigation, corporate and securities law and intellectual property law. From time to time Mr. Fidler has served as an officer and director of publicly traded companies, most recently, 2010 to 2015, being General Counsel and a director of Proteonomix, Inc., a biotechnology, stem cell company. Mr. Fidler will attempt to maintain the continuity of the business of the Company and failing that arrange for a new business for the Company after which his intention is to resign.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 6, 2009 to December 31, 2015.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Thomas P. Monahan,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

CHANGE OF CONTROL

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2015 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Thomas P. Monahan*	10,000,000 shares of common stock (direct)	61.33%

	John Swint	3,000,000 shares of Common stock	18.40%

	Roger L. Fidler Esq.	1,400,000 shares of common stock	8.59%

All officers and directors (1 person)**		1,400,000 shares of common stock	8.59%

The percent of class is based on 16,304,300 shares of common stock issued and outstanding as of the date of this annual report.

*Athena Monahan is believed to be the heir to the shares of Mr. Monahan, her husband.

** On April 12, 2016 Mr. Fidler became the sole officer and director of the Company.

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

In June 2010, Mr. Roger Fidler, President, received an additional 600,000 shares of common stock for legal services. The 600,000 shares were valued at $120,000 (or $.20 per share), which amount was expensed and included in “Common stock issued for legal fees” in the accompanying Statements of Operations in 2010.

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

In May 2015, Virtual Learning received cash loans from two individuals totaling $10,000. The loans bear interest at 15% per annum and are due one year from the date of receipt. The lenders have the right to convert all or part of the principal and interest into Virtual Learning common stock at a price of $.20 per share.

In January 2015, Virtual Learning issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000.

The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended March 31, 2015.

In February 2015, Virtual Learning issued 200,000 shares of common stock to Mr. Roger Fidler, President, for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed in the three months ended March 31, 2015.

In June 2015 Virtual Learning sold a total of 2,100 shares of common stock to three individuals at a price of $.50 per share for proceeds of $1,050.

In June 2015, Virtual Learning issued a total of 50,000 shares of common stock to two individuals in connection with their loans totaling $10,000. The 50,000 shares were valued at $10,000 (see Note 5). The 50,000 shares were valued at $10,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended June 30 2015.

In July 2015, Virtual Learning sold a total of 100 shares of common stock to one individual at a price of $.50 per share for proceeds of $50.

Virtual Learning’s management (board of directors) determines the value assigned to shares of common stock issued in non-cash transactions in the absence of a public market for these shares.

Virtual Learning occupied office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463. It is now occupies office space rent free on a month to month basis at 1522 Gardner Drive, Lutz, Fl 33559, the residence of Roger Fidler, sole officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2015, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2015	2014
Audit Fees	$14,500	$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,500	$7,000

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Virtual Learning Company, Inc.

Dated: May 11, 2016	By:	/s/ Roger Fidler
Roger Fidler, President, Principal Executive and Financial and Accounting Officer

