Form 10-Q
period 2016-03-31
Virtual Learning Company, Inc.
filed 2016-05-19
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-174674

THE VIRTUAL LEARNING COMPANY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

1522 Gardner Drive, Lutz, FL 33559

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (201) 220-8734

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2016, was 16,304,100.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$923	$2,298

OTHER ASSETS
Capitalized curriculum development costs	43,634	51,334

Total assets	$44,557	$53,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,199	$15,500
Convertible Notes Payable, net of unamortized debt discounts of $ 1,666 and $ 4,166, respectively, and accrued interest	58,080	53,706
Corporate State taxes payable	640	640
Officer loan payable	11,526	14,525
Total current liabilities	88,445	84,371

STOCKHOLDERS’ DEFICIENCY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2016 and December 31, 2015, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2016 and December 31, 2015, there are 16,304,300 shares outstanding	16,304	16,304
Additional paid-in capital	1,305,513	1,305,513
Accumulated deficit	(1,365,705)	(1,352,556)

Net stockholders’ deficiency	(43,888)	(30,739)

Total liabilities and stockholders’ deficiency	$44,557	$53,632

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenue	$2,567	$40

Operating Expenses
Selling, general and administrative	3,641	24,885
Issuance of common stock for legal services	-	40,000
Depreciation and amortization	7,700	8,200

Total operating expenses	11,341	73,085

Loss from operations	(8,774)	(73,045)

Other deductions:
Amortization of debt discounts	2,500	13,233
Interest expense	1,875	1,500
Total other deductions	4,375	14,733

Net loss	$(13,149)	$(87,778)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average shares outstanding	16,304,300	16,102,100

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Three months ended March 31, 2016	For the Three months ended March 31, 2015
OPERATING ACTIVITIES
Net loss	$(13,149)	$(87,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,700	8,200
Amortization of debt discounts	2,500	13,233
Issuance of common stock for legal services	-	40,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,573	18,000
Net cash provided (used) in operating activities	1,624	(8,345)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from officer loan payable	-	6,486
Repayments of officer loan payable	(2,999)	(7,158)

Net cash (used) by financing activities	(2,999)	(672)

NET (DECREASE) IN CASH	(1,375)	(9,017)

CASH BALANCE, BEGINNING OF PERIOD	2,298	26,773

CASH BALANCE, END OF PERIOD	$923	$17,756

Supplemental Disclosures of Cash Flow Information:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and 2015

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2015.

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

As of March 31, 2016, Virtual Learning had $923 cash and negative working capital of $87.522. For the three months ended March 31, 2016 and 2015, Virtual Learning had revenues of $2,567 and $40, respectively, and sustained net losses of $13,149 and $87,778, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $43,634 as of March 31, 2016. The recovery of these asset costs and continuation of future operations are dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuing its business purposes. Virtual Learning is pursuing financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the three months ended March 31, 2016 and 2015.

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

During the three months ended March 31, 2016, the Company reported consulting revenues in the amount of $ 2,558 from an affiliate of an entity that has loaned the Company $25,000.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the three months ended March 31, 2016 and 2015, the 298,730 and 212,280 shares of common stock underlying the $59,746 and $42,456 balances of convertible notes payable and accrued interest at March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted shares outstanding as their inclusion would be antidilutive.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which the adjustment amounts are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. We do not believe that adoption has had or will have a material impact on our results of operations or financial position.

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

Certain other accounting pronouncements have been issued by the FASB and Other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standard is not expected to be material.

Restatement of Previously Issued Financial Information

The accompanying statements of operations and cash flows for the three months ended March 31, 2015 have been restated to correct an error in the financial statements reported in the March 31, 2015 Form 10-Q filed on May 7, 2015. As previously reported, the $40,000 fair value of the 200,000 shares of common stock issued to four noteholders in January 2015 was expensed in full in the three months ended March 31, 2015. As restated, we have reflected the $40,000 as a debt discount and amortized to expense $13,233 of the $40,000 in the three months ended March 31, 2015. The effect of the restatement is to decrease the previously reported net loss of $114,545 to $87,778.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2016	December 31, 2015

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the three months ended March 31, 2016 and 2015 was $-0- and $-0-, respectively.

3 – Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	March 31, 2016	December 31, 2015

Common stock issued to individuals for services relating to curriculum development	$110,000	$110,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	154,000
Less accumulated amortization	(110,366)	(102,666)

Net	$43,634	$51,334

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At March 31, 2016 and December 31, 2015, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($43,634 and $51,334, respectively) and therefore no impairment was recognized.

For the three months ended March 31, 2016 and 2015, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the three months ended March 31, 2016 and 2015, amortization of Capitalized Curriculum Development Costs were $7,700 and $8,200, respectively.

At March 31, 2016, expected future amortization expense of Capitalized Curriculum Development Costs follows:

Year ending December 31,	Amount

2016	$23,100
2017	$20,534
Total	$43,634

4 - Related Party Transactions

At March 31, 2016 and December 31, 2015, Virtual Learning was obligated to its former president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $11,526 and $14,525 respectively. The liability is non-interest bearing and due on demand.

5 - Convertible Promissory Notes-Net

Convertible Notes Payable-net is summarized as follows:

	March 31, 2016	December 31, 2015
Notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	10,000

Accrued interest	9,746	7,872
Total	59,746	57,872

Less unamortized debt discounts	(1,666)	(4,166)
Net	$58,080	$53,706

As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 shares has been recorded as debt discounts and is amortized over the one year term of the respective notes.

As of March 31, 2016 and December 31, 2015, the $40,000 of Notes issued in October and November 2014 due in October and November 2015 were in default.

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

7 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Expected tax at 35%	$(4,602)	$(30,722)
Non-deductible stock-based compensation	-	14,000
Non-deductible amortization of debt discounts	875	4,632
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	2,695	2,870
Change in valuation allowance	1,032	9,220
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forward	$42,468	$41,436
Valuation allowance	(42,468)	(41,436)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $42,468 attributable to the future utilization of $121,338 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2016 and December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033, $17,025 in the year 2034, $42,650 in the year 2035, and $2,949 in the year 2036.

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

10- Subsequent Events

On April 4, 2016, Thomas P. Monahan, the sole officer and director of the Company, died.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company,

PLAN OF OPERATION

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

For the three months ended March 31, 2016, we have been involved with converting our website and the platform by which we present our educational software on our website from Adobe Flash to WordPress. The completion of this effort will allow us to present our website on a multiple of devices including but not limited to Apple products and expand our ability to display our programs and products over various Android based mobile computer systems. This is an ongoing process.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2016 and 2015.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenue	$2,567	$40

Operating Expenses
Selling, general and administrative	3,641	24,885
Issuance of common stock for legal services	-	40,000
Depreciation and amortization	7,700	8,200

Total operating expenses	11,341	73,085

Loss from operations	(8,774)	(73,045)

Other deductions:
Amortization of debt discounts	2,500	13,233
Interest expense	1,875	1,500
Total other deductions	4,375	14,733

Net loss	$(13,149)	$(87,778)

We were a development stage enterprise formed to market a unique line of educational software, including audio-visual textbooks and online content through our website with the registered domain name of mathisbasic.com. The lack of working capital hampered operations in both 2016 and 2015.

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

Results of Operations - Comparison for the three months ended March 31, 2016 and 2015.

Revenues

For the three months ended March 31, 2016 and 2015, revenues were $2,567 and $40, respectively. The $2,567 in revenue for the three months ended March 31, 2016, includes consulting fees of $2,558 from an affiliate of an entity that has loaned the Company $25,000.

Cost of Sales

For the three months ended March 31, 2016 and March 31, 2015, cost of sales were none. Since our sales of $9 and $40, respectively, were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses decreased $61,744 from $73,085 in 2015 to $11,341 in 2016. The decrease is mainly attributable to a decrease of $21,244 in selling, general and administrative expenses.

Also, there was no issuance of common stock for services as compared to $40,000 in 2015.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, our cash balance was $923 and $2,298, respectively, total assets were $44,557 and $53,632, respectively, and total current liabilities amounted to $88,445 and $84,371, respectively, including officer loans payable of $11,526 and $14,525, respectively. As of March 31, 2016 and December 31, 2015, the total stockholders’ deficit was $43,888 and $30,739, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Going Concern Uncertainty

In its report dated May 6, 2016, our independent auditor stated that our financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. In light of our financial position, we may be unable to raise working capital sufficient to continue to fund the operations of the business. Our management has currently been advancing funds to the Company to help sustain its operations on a non-interest bearing and unsecured basis. We believe that it will be difficult to raise additional funds and there can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available. In addition, the going concern explanatory paragraph included in our auditor’s report on our financial statements could inhibit our ability to enter into strategic alliances or other collaborations or our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations and/or seek bankruptcy protection. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. In addition, if we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted.

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

None ..

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

3.1* Articles of Incorporation (Form S-1 Registration No. 333-174674 filed June 2, 2011).

3.2* By-laws (Form S-1 Registration No. 333-174674 filed June 2, 2011).

4.1* Specimen Stock Certificate (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.1* Intellectual Property Purchase Agreement (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.2* Consulting Agreement with William Kazmierczak 5-22-2010 (Form S-1 Registration No. 333-174674 filed June 2, 2011).

31.1 Sarbanes-Oxley Section 302 certification by Roger L. Fidler

32.2 Sarbanes-Oxley Section 906 certification by Roger L. Fidler

* Previously filed and Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date: May 19, 2016	The Virtual Learning Company, Inc.

	By:	/s/ Roger L. Fidler
Roger L. Fidler
Chief Executive Officer and Chief Financial Officer

