Form 10-Q
period 2016-06-30
Virtual Learning Company, Inc.
filed 2016-08-11
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-174674

THE VIRTUAL LEARNING COMPANY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

314 Rt 9 Forked River, New Jersey 08731

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 693-8881

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2016, was 16,304,300.

THE VIRTUAL LEARNING COMPANY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$893	$2,298

OTHER ASSETS
Capitalized curriculum development costs	35,934	51,334

Total assets	$36,827	$53,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,014	$15,500
Convertible Notes Payable, net of unamortized debt discounts of $ 0 and $ 4,166, respectively, and accrued interest	61,623	53,706
Corporate State taxes payable	640	640
Officer’s loan payable	11,525	14,525
Total current liabilities	98,802	84,371

STOCKHOLDERS’ DEFICIENCY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2016 and December 31, 2015, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2016 and December 31, 2015, there are 16,304,300 shares outstanding	16,304	16,304
Additional paid-in capital	1,305,513	1,305,513
Accumulated deficit	(1,383,792)	(1,352,556)

Net stockholders’ deficiency	(61,975)	(30,739)

Total liabilities and stockholders’ deficiency	$36,827	$53,632

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenue	$2,579	$55

Operating Expenses
Selling, general and administrative	10,499	27,171
Issuance of common stock for legal services	-	40,000
Depreciation and amortization	15,400	16,400

Total operating expenses	25,899	83,571

Loss from operations	(23,320)	(83,516)

Other deductions:
Amortization of debt discounts	4,166	24,167
Interest expense	3,750	3,160
Total other deductions	7,916	27,327

Net loss	$(31,236)	$(110,843)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average shares outstanding	16,304,300	16,202,625

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended June 30, 2016	Three months ended June 30, 2015

Revenue	$12	$15

Operating Expenses
Selling, general and administrative	6,858	2,286
Issuance of common stock for legal services	-	-
Depreciation and amortization	7,700	8,200

Total operating expenses	14,558	10,486

Loss from operations	(14,546)	(10,471)

Other deductions:
Amortization of debt discounts	1,666	10,834
Interest expense	1,875	1,660
Total other deductions	3,541	12,494

Net loss	$(18,087)	$(22,965)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	16,304,300	16,303,150

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six months ended June 30, 2016	For the Six months ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(31,236)	$(110,843)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	15,400	16,400
Amortization of debt discounts	4,166	24,167
Issuance of common stock for legal services	-	40,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,265	11,160
Net cash provided (used) in operating activities	1,595	(19,116)

INVESTING ACTIVITIES
Property and equipment	-	-

FINANCING ACTIVITIES
Proceeds from Convertible notes payable	-	10,000
Proceeds from sale of common stock	-	1,050
Proceeds from officer loan payable	-	10,438
Repayments of officer loan payable	(3,000)	(14,551)

Net cash provided (used) by financing activities	(3,000)	6,937

NET (DECREASE) IN CASH	(1,405)	(12,179)

CASH BALANCE, BEGINNING OF PERIOD	2,298	26,773

CASH BALANCE, END OF PERIOD	$893	$14,594

Supplemental Disclosures of Cash Flow Information:
Interest expense paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of common stock in connection with the sale of Convertible notes payable charged to debt discounts	$-	$50,000
Cancellation of common stock issued in 2009 for capitalized curriculum development costs	$-	$(4,333)

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended June 30, 2016

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

As of June 30, 2016, Virtual Learning had $893 cash and negative working capital of $97,909. For the six months ended June 30, 2016 and 2015, Virtual Learning had revenues of $2,579 and $55, respectively, and sustained net losses of $31,236 and $110,843, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $35,934 as of June 30, 2016. The recovery of these asset costs and continuation of future operations will be dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuit of its business purposes. Virtual Learning is actively seeking financing to fund future operations.

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

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the six months ended June 30, 2016 and 2015.

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

Although our membership contracts are generally non-cancelable, customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event a customer cancels their contract, they are not entitled to a refund for prior services we have provided to them.

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

During the six months ended June 30, 2016, the Company reported consulting revenues in the amount of $ 2,558 from an affiliate of an entity that has loaned the Company $25,000.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the six months ended June 30, 2016 and 2015, the 308,115 and 270,580 shares of common stock underlying the $61,623 and $54,116 balances of convertible notes payable and accrued interest at June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted shares outstanding as their inclusion would be antidilutive.

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

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2016	December 31, 2015

Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the six months ended June 30, 2016 and 2015 was $-0- and $-0-, respectively.

3 - Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	June 30, 2016	December 31, 2015

Common stock issued to individuals for services relating to curriculum development	$110,000	$110,000

Contributed services of Thomas Monahan, Former President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	154,000
Less accumulated amortization	(118,066)	(102,666)

Net	$35,934	$51,334

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At June 30, 2016 and December 31, 2015, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($35,934 and $51,334, respectively) and therefore no impairment was recognized.

For the six months ended June 30, 2016 and 2015, additions to Capitalized Curriculum Development Costs were $-0- and $-0-, respectively.

For the six months ended June 30, 2016 and 2015, amortization of Capitalized Curriculum Development Costs were $15,400 and $16,400, respectively.

At June 30, 2016, expected future amortization expense of Capitalized Curriculum Development Costs follows:

Year ending December 31,	Amount

2016	$15,400
2017	$20,534
Total	$35,934

4 - Related Party Transactions

At June 30, 2016 and December 31, 2015, Virtual Learning was obligated to its former president Thomas P. Monahan for cash advances and credit card payments on behalf of the Company, net of amounts repaid, in the amounts of $11,525 and $14,525 respectively. The liability is non-interest bearing and due on demand.

5 - Convertible Promissory Notes-Net

Convertible Notes Payable-net is summarized as follows:

	June 30, 2016	December 31, 2015
Notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	10,000

Accrued interest	11,623	7,872
Total	61,623	57,872

Less unamortized debt discounts	-	(4,166)
Net	$61,623	$53,706

As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 shares was recorded as debt discounts and was amortized over the one year term of the respective notes.

As of June 30, 2016, the $50,000 of Notes issued and the $ 11,623 accrued interest thereon were past due and in default.

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

The sources of the differences follow:

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Expected tax at 35%	$(10,932)	$(38,795)
Non-deductible stock-based compensation	-	14,000
Non-deductible amortization of debt discounts	1,458	8,458
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	5,390	5,740
Change in valuation allowance	4,084	10,597
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forward	$45,520	$41,436
Valuation allowance	(45,520)	(41,436)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $45,520 attributable to the future utilization of $130,059 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2016 and December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033, $17,025 in the year 2034, $42,650 in the year 2035, and $11,670 in the year 2036.

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

10 - Subsequent Events

In July 2016, Athena Monahan (wife of the Company’s former president Thomas P. Monahan who died April 4, 2016) sold 7,000,000 of the 10,000,000 Virtual Learning shares she owned to Mr. Vincent Simonelli. Mr. Simonelli controls the business entity that loaned $25,000 to the Company in 2015 (see Note 5).

Effective July 20, 2016, Mr. Simonelli was appointed to fill one of the two empty seats on the Board of Directors by unanimous vote of the previous sole director, Roger Fidler. Mr. Simonelli was also engaged as the President, Chief Financial Officer and Secretary of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company,

PLAN OF OPERATION

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

For the six months ended June 30, 2016, we have been involved with converting our website and the platform by which we present our educational software on our website from Adobe Flash to WordPress. The completion of this effort will allow us to present our website on a multiple of devices including but not limited to Apple products and expand our ability to display our programs and products over various Android based mobile computer systems. This is an ongoing process.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2016 and 2015.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenue	$2,579	$55

Operating Expenses
Selling, general and administrative	10,499	27,171
Issuance of common stock for legal services	-	40,000
Depreciation and amortization	15,400	16,400

Total operating expenses	25,899	83,571

Loss from operations	(23,320)	(83,516)

Other deductions:
Amortization of debt discounts	4,166	24,167
Interest expense	3,750	3,160
Total other deductions	7,916	27,327

Net loss	$(31,236)	$(110,843)

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

Results of Operations - Comparison for the six months ended June 30, 2016 and 2015.

Revenues

For the six months ended June 30, 2016 and 2015, revenues were $2,579 and $55, respectively. The $2,579 in revenue for the six months ended June 30, 2016, includes consulting fees of $2,558 from an affiliate of an entity that has loaned the Company $25,000.

Cost of Sales

For the six months ended June 30, 2016 and June 30, 2015, cost of sales were none. Since our sales of $21 and $55, respectively, were through Amazon’s Kindle and Barnes and Noble’s Nook and delivery of the product was made in an electronic format there were no cost of sales attached to the product.

Operating Expenses

Operating expenses decreased $57,672 from $83,571 in 2015 to $25,899 in 2016. The decrease is partly attributable to a decrease of $16,672 in selling, general and administrative expenses.

Also, there was no issuance of common stock for services as compared to $40,000 in 2015.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, our cash balance was $893 and $2,298, respectively, total assets were $36,827 and $53,632, respectively, and total current liabilities amounted to $98,802 and $84,371, respectively, including officer loans payable of $11,525 and $14,525, respectively. As of June 30, 2016 and December 31, 2015, the total stockholders’ deficit was $61,975 and $30,739, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

3.2* By-laws (Form S-1 Registration No. 333-174674 filed June 2, 2011).

4.1* Specimen Stock Certificate (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.1* Intellectual Property Purchase Agreement (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.2* Consulting Agreement with William Kazmierczak 5-22-2010 (Form S-1 Registration No. 333-174674 filed June 2, 2011).

31.1 Sarbanes-Oxley Section 302 certification by Vincent Simonelli

32.2 Sarbanes-Oxley Section 906 certification by Vincent Simonelli

* Previously filed and Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date: August 11, 2016	The Virtual Learning Company, Inc.

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

