Form 10-Q
period 2016-09-30
Virtual Learning Company, Inc.
filed 2016-11-14
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-174674

THE VIRTUAL LEARNING COMPANY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

314 South Main Street Forked River, New Jersey 08731

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

The number of shares outstanding of the registrant’s common stock, as of November 11, 2016, was 23,226,667.

THE VIRTUAL LEARNING COMPANY, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THE VIRTUAL LEARNING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$61,193	$2,298
Accounts receivable	55,245	-
Total current assets	116,438	2,298

OTHER ASSETS
Capitalized curriculum development costs	28,234	51,334

Total assets	$144,672	$53,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,688	$16,140
Billings in excess of costs and estimated earnings	56,997	-
Convertible Notes Payable, net of unamortized debt discounts of $ 0 and $ 4,166, respectively, and accrued interest	63,497	53,706
Loans payable to related parties	16,408	14,525
Total current liabilities	197,590	84,371

STOCKHOLDERS’ DEFICIENCY

Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2016 and December 31, 2015, there are no shares outstanding	-	-

Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2016 and December 31, 2015, there are 23,066,667 and 16,304,300 shares outstanding	23,067	16,304
Additional paid-in capital	1,321,251	1,305,513
Accumulated deficit	(1,397,236)	(1,352,556)

Total stockholders’ deficiency	(52,918)	(30,739)

Total liabilities and stockholders’ deficiency	$144,672	$53,632

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2016	Nine months ended September 30, 2015*

Revenue:
Construction contracts	$58,977	$-
Educational software and products	21	75
Total revenue	58,998	75

Cost of construction contracts	41,339	-

Gross profit	17,659	75

Operating Expenses:
Selling, general and administrative, including issuance of common stock for legal services of $ 2,500 and $40,000, respectively	32,006	76,437
Amortization of capitalized curriculum development costs	23,100	24,600

Total operating expenses	55,106	101,037

Loss from operations	(37,447)	(100,962)

Other expenses (income):
Amortization of debt discounts	4,166	36,666
Interest expense	5,625	5,038
Consulting fee income	(2,558)	-
Total other expenses-net	7,233	41,704

Net loss	$(44,680)	$(142,666)

Basic and diluted earnings (loss) per common share	$(.00)	$(.01)

Weighted average common shares outstanding-basic and diluted	17,281,086	16,236,500

*As reclassified-see Note 1

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended September 30, 2016	Three months ended September 30, 2015*

Revenue:
Construction contracts	$58,977	$-
Educational software and products	-	20
Total revenue	58,977	20

Cost of construction contracts	41,339	-

Gross profit	17,638	20

Operating Expenses:
Selling, general and administrative, including issuance of common stock for legal services of $ 2,500 and $0, respectively	21,507	9,265
Amortization of capitalized curriculum development costs	7,700	8,200

Total operating expenses	29,207	17,465

Loss from operations	(11,569)	(17,445)

Other expenses:
Amortization of debt discounts	-	12,500
Interest expense	1,875	1,878
Total other expenses	1,875	14,378

Net loss	$(13,444)	$(31,823)

Basic and diluted earnings (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	19,234,659	16,304,250

*As reclassified-see Note 1

The accompanying notes are an integral part of these financial statement

THE VIRTUAL LEARNING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine months ended September 30, 2016		For the Nine months ended September 30, 2015*
OPERATING ACTIVITIES
Net loss		$(44,680)		$(142,666)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Amortization of capitalized curriculum development costs		23,100		24,600
Amortization of debt discounts		4,166		36,666
Issuance of common stock for legal services		2,500		40,000
Changes in operating assets and liabilities:
Accounts receivable		(55,245)		-
Accounts payable and accrued expenses, including accrued interest relating to convertible notes payable of $5,625 and $5,038, Respectively		50,174		13,038
Billings in excess of costs and estimated earnings		56,997		-
Net cash provided (used) in operating activities		37,012		(28,362)

INVESTING ACTIVITIES
Property and equipment		-		-

FINANCING ACTIVITIES
Proceeds from Convertible notes payable		-		10,000
Proceeds from sale of common stock		-		1,100
Proceeds from loans payable to related parties		24,883		-
Repayments of loans payable to former chief executive officer who died in April 2016-net		(3,000)		(6,668)

Net cash provided by financing activities		21,883		4,432

NET INCREASE (DECREASE) IN CASH		58,895		(23,930)

CASH BALANCE, BEGINNING OF PERIOD		2,298		26,773

CASH BALANCE, END OF PERIOD		$61,193		$2,843

Supplemental Disclosures of Cash Flow Information:

Interest expense paid		$-		$-
Income taxes paid		$-		$-

Non-Cash Investing and Financing Activities:

Newly Acquired Construction Business (Note 1):

Issuance of 2,225,000 restricted shares of common stock for investment in Dream Homes Ltd.	$		$

Issuance of 2,287,367 restricted shares of common stock for rights to 6 construction contracts of Dream Homes Ltd.		$-		$-
Issuance of 2,000,000 restricted shares of common stock in satisfaction of loans payable to General Property Investments LLC (see Note-6)		$20,000		$-
Issuance of common stock in connection with the sale of Convertible notes payable charged to debt discounts		$-		$50,000
Cancellation of common stock issued in 2009 for capitalized curriculum development costs		$-		$(4,333)

*As reclassified-see Note 1

The accompanying notes are an integral part of these financial statements

THE VIRTUAL LEARNING COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2016

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

Virtual Learning has been a subscription based software as a service (“SaaS”) provider of education products. Virtual Learning provides standards-based instruction, practice, assessments, and productivity tools that improve the performance of educators and students via proprietary web-based platforms at www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com.

Virtual Learning is also a producer of a series of practice workbooks published on CD, DVD formatted disc and USB Drives and in the ePub format which have been offered for sale through Barnes and Noble’s Nook and Amazon’s Kindle since 2012.

Newly Acquired Construction Business

On August 19, 2016, Virtual Learning acquired 4.5% of Dream Homes,Ltd. (“DHL”), 100% of Dream Building, LLC (“DBL”) , a wholly owned subsidiary of DHL, and use of all construction licensing and registrations held by Atlantic Northeast Construction LLC (“ANCL”), a wholly owned subsidiary of DHL, in exchange for the issuance of 2,225,000 restricted shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share.

The majority stockholder and chief executive officer of DHL is also the controlling stockholder and chief executive officer of Virtual Learning. As Virtual Learning and DHL were entities under common control, the acquired assets were reflected by Virtual Learning at DHL’s $0 carrying amount on the date of transfer pursuant to Accounting Standards Codification (“ASC”) 805-50-30-5.

From August 19, 2016 to August 23, 2016, Virtual Learning acquired the rights to complete 6 in process construction contracts of ANCL in exchange for the issuance of 2,287,367 restricted shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share for those ANCL contracts. As Virtual Learning and DHL were entities under common control, the acquired rights were reflected at DHL’s $0 carrying amount on the date of transfer pursuant to ASC 805-50-30-5.

Going Concern Uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These standards contemplate continuation of Virtual Learning as a going concern.

As of September 30, 2016, Virtual Learning had $61,193 cash and negative working capital of $81,152. For the nine months ended September 30, 2016 and 2015, Virtual Learning had revenues of $58,998 and $75, respectively, and sustained net losses of $44,680 and $142,666, respectively. These factors raise substantial doubt about Virtual Learning’s ability to continue as a going concern. Virtual Learning has also unamortized capitalized stock-based and contributed curriculum development costs of $28,234 as of September 30, 2016. The recovery of these asset costs and continuation of future operations will be dependent upon Virtual Learning’s ability to obtain additional debt or equity capital and its ability to generate revenues sufficient to continue pursuit of its business purposes. Virtual Learning is actively seeking financing to fund future operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Virtual Learning and its wholly owned subsidiary DBL (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of five years. Repairs and maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

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

Our financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses and convertible notes payable and accrued interest. The carrying amount of cash and cash equivalents, receivables and accounts payable and accrued expenses approximates fair value because of their short maturities. The carrying value of the convertible notes payable and accrued interest approximates fair value based on the value of comparable financial instruments with similar terms. We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made for the nine months ended September 30, 2016 and 2015.

Construction Contracts

Revenue recognition:

The Company and its affiliated entities recognize construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation, amortization and general overhead cost. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

The Company generally provides limited warranties for work performed under its construction contracts with periods typically extending for a limited duration following substantial completion of the Company’s work on a project.

The Company classifies construction-related receivables and payables that may be settled in periods exceeding one year from the balance sheet date, if any, as current assets and liabilities consistent with the length of time of its project operating cycle. For example:

●	Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset.

●	Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date and are classified as a current liability.

Costs and estimated earnings in excess of billings result when either: 1) costs are incurred related to certain claims and unapproved change orders, or 2) the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when there is a dispute regarding only the price associated with a change in scope of work. For both claims and unapproved change orders, the Company recognizes revenue, but not profit, when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated.

Change in Estimates:

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions: availability of skilled contract labor: performance of major material suppliers and subcontractors: on-going subcontractor negotiations and buyout provisions: unusual weather conditions: changes in the timing of scheduled work: change orders: accuracy of the original bid estimate: changes in estimated labor productivity and costs based on experience to date: achievement of incentive-based income targets: and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and close-out phases, these fators include the impact of change orders and claims as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management focuses on evaluating the performance of contracts individually and uses the cumulative catch-up method to account for revisions in estimates. Material changes in estimates are disclosed in the notes to the consolidated financial statements.

Educational Software and Products

Revenue Recognition:

Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection is reasonably assured, and the amount to be paid by the customer is fixed or determinable.

Revenue generated from the Company’s subscription based learning service is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection is reasonably assured, and the amount to be paid by the customer is fixed or determinable.

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

Capitalized Curriculum Development Costs

Virtual Learning has internally developed curriculum, which is primarily offered as web content and accessed via the Internet. Virtual Learning also creates textbooks and other offline materials.

Virtual Learning has capitalized curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning has capitalized curriculum development costs when the projects under development have reached technological feasibility. Many of our courses are leveraged off proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs have qualified for capitalization due to the concentration of our development efforts on the content of the courseware.

Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs have been amortized is five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Virtual Learning tests for impairment annually. At September 30, 2016 and December 31, 2015, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($28,234 and $51,334, respectively) and therefore no impairment was recognized.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the nine months ended September 30, 2016 and 2015, the 317,485 and 279,970 shares of common stock underlying the $63,497 and $55,994 balances of convertible notes payable and accrued interest at September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted shares outstanding as their inclusion would be antidilutive.

Reclassifications

The statements of operations for the three and nine months ended September 30, 2015 and the statement of cash flows for the nine months ended September 30, 2015 have been reclassified to conform with current period presentation.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Office equipment	$4,155	$4,155

Less: Accumulated depreciation	(4,155)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $-0- and $-0-, respectively.

3 – Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Common stock issued to individuals for services relating to curriculum development	$110,000	$110,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	154,000
Less accumulated amortization	(125,766)	(102,666)

Net	$28,234	$51,334

As described in Note 1 above, amortization of the capitalized curriculum development costs begins when the courses become available for sale to customers (which occurred in September 2012).

Virtual Learning tests for impairment annually. At September 30, 2016 and December 31, 2015, the Company’s estimates of future undiscounted cash flows from the courses exceeded the carrying amounts of the capitalized curriculum development costs ($28,234 and $51,334, respectively) and therefore no impairment was recognized.

For the nine months ended September 30, 2016 and 2015, amortization of Capitalized Curriculum Development Costs were $23,100 and $24,600, respectively.

At September 30, 2016, expected future amortization expense of Capitalized Curriculum Development Costs follows:

Period ending September 30,	Amount
(unaudited)
2017	$28,234
Total	$28,234

4 - Convertible Promissory Notes-Net

Convertible Notes Payable-net is summarized as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Unsecured notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$40,000	$40,000

Unsecured notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	10,000	10,000

Accrued interest	13,497	7,872
Total	63,497	57,872

Less unamortized debt discounts	-	(4,166)
Net	$63,497	$53,706

Included in the $40,000 notes issued in October and November 2014 above is a $25,000 note payable to General Property Investments LLC (“GPIL”). GPIL is controlled by the current (since July 20, 2016) chief executive officer of Virtual Learning. GPIL is also an owner of 2,125,000 shares, of which 2,000,000 shares are restricted, of Virtual Learning common stock at September 30, 2016.

As further consideration for making the loans, Virtual Learning issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 restricted shares was recorded as debt discounts and was amortized over the one year term of the respective notes.

As of September 30, 2016, the $50,000 of Notes issued and the $ 13,497 accrued interest thereon were past due and in default.

5-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Loans payable to former chief executive officer who died in April 2016	$11,525	$14,525
Loans payable to GPIL (see Note 6)	4,783	-
Loan payable to DHL	100	-
Total	$16,408	$14,525

All the loans above are non-interest bearing and due on demand.

6 - Common Stock Issuances

In January 2015, Virtual Learning issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000 (see Note 5). The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended March 31, 2015 and has been amortized as an expense in the Statements of Operations over the terms of the loans though their respective original maturity dates.

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

On August 18, 2016, Virtual Learning issued 2,000,000 restricted shares of common stock to GPIL in satisfaction of $20,000 loans payable. (see Note 5)

On August 19, 2016 (see Note1), Virtual Learning issued 2,225,000 shares of common stock to Dream Homes Ltd for a 4.5% equity interest in Dream Homes Ltd, and certain other assets, at an agreed price of $.05 per share.

From August 19, 2016 to August 23, 2016 (see Note 1), Virtual Learning issued a total of 2,287,367 shares of common stock to Dream Homes Ltd for rights to complete 6 in process construction contracts of Atlantic Northeast Construction LLC, a wholly owned subsidiary of Dream Homes Ltd, at an agreed price of $.05 per share.

On August 19, 2016, Virtual Learning issued 250,000 restricted shares of common stock to Mr. Roger Fidler for legal services. The 250,000 shares were valued at $2,500 (or $.01 per share), which amount was expensed in the three months ended September 30, 2016.

7 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)
Expected tax at 35%	$(15,638)	$(49,933)
Non-deductible stock-based compensation	875	14,000
Non-deductible amortization of debt discounts	1,458	12,833
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	8,085	8,610
Change in valuation allowance	5,220	14,490
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Deferred tax assets:
Net operating loss carry forward	$46,656	$41,436
Valuation allowance	(46,656)	(41,436)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $46,656 attributable to the future utilization of $133,303 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2016 and December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $672 in year 2029, $9,236 in year 2030, $41,526 in year 2031, $5,440 in year 2032, $1,840 in the year 2033, $17,025 in the year 2034, $42,650 in the year 2035, and $14,914 in the year 2036.

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not taken any tax positions and thus there is no impact as a result of the adoption of this interpretation. The Company reports interest and penalties associated with its tax positions, if any, as interest expense.

8- Business Segments

The Company has two business segments: (1) educational software and products and
(2) residential construction. The educational software and products segment is operated through Virtual Learning. The residential construction segment is operated through Virtual Learning’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

Summarized financial information by business segment for the three and nine months ended September 30, 2016 and 2015 follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue:
Residential construction	$58,977	$-	$58,977	$-
Educational software and products	-	20	21	75
Total	$58,977	$20	$58,988	$75

Loss from operations
Residential construction	$17,638	$-	$17,638	$-
Educational software and products	(7,700)	(8,180)	(23,079)	(24,525)
Corporate	(21,507)	(9,265)	(32,006)	(76,437)
Total	$(11,569)	$(17,445)	$(37,447)	$(100,962)

Identifiable assets:

	September 30,	December 31,
	2016	2015
	(unaudited)
Residential construction	$55,245	$-
Educational software and products	28,234	51,334
Corporate	61,193	2,298
Total	$144,672	$53,632

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts involve specialized construction related to compromised home foundations and related issues caused by Super Storm Sandy damage.

9- Commitments and Contingencies

Construction

As of September 30, 2016, Dream Building, LLC is committed under 8 construction contracts outstanding (7 assigned contracts from Atlantic Northeast Construction LLC and 1 contract executed by Dream Building, LLC) with home owners with contract prices totaling approximately $1,500,000, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take in excess of one year to complete. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or are of long term duration at the date of issuance of these financial statements.

Line of Credit

On September 15, 2016, Virtual Learning established a $50,000 line of credit with a nonbank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has not received any advances under the line of credit.

10 - Subsequent Events

As of November 11th, 2016, Dream Building, LLC has signed an additional 4 construction contracts totaling $417,234, and increased the existing scope of work on an existing renovation contract by $55,000. Three of the new contracts were for elevation and renovation projects and one was for the demolition of an existing home and construction of a new home. The projects are all located within the current market area and are located in Brick, Ocean Gate and Toms River. The project in which additional items were added to the scope of work is located in Lavallette and all of the projects are in Ocean County, NJ.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the nine months ended September 30, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of The Virtual Learning Company and its wholly owned subsidiary Dream Building, LLC.

PLAN OF OPERATION

In an effort to further expand the companies’ revenue potential beyond that of the information field, Virtual Learning further invested in a non-related business, through associations with several large shareholders in the Company. Virtual recognized that the effects of Super Storm Sandy, which occurred on October 29, 2012 would be far reaching and cause an almost unlimited demand for construction information, as well as specific construction services. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Virtual felt that acquiring an entity in the construction field might provide a stable revenue stream for the company. Additionally, through its previous associations and long standing professional relationships with Dream Homes Ltd., Virtual felt that Dream Homes educational division was an excellent fit with the existing platform that Virtual has developed to market educational software and materials.

As such, Virtual Learning acquired though issuance of its common stock a business it will operate as a wholly owned subsidiary of Virtual Learning and pursue opportunities in the real estate field, specifically in new home construction and renovations. As part of this effort, Virtual acquired the rights to complete 6 single family construction projects in the central NJ region, which it will build to completion. Virtual Learning has also recently secured 2 additional home renovation and elevation contracts approximating $300,000, bringing the total number of residential construction projects to 8 and bringing the aggregate total of signed contracts under construction to approximately $1,500,000. Dream Building LLC has also provided estimates to homeowners for a potential additional $2,300,000 worth of residential construction projects and added over 100 active prospects to its data base. All of these prospects may be prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC subsidiary.

Management hopes for steady growth in this subsidiary of the company, since the rebuilding process will occur over the next 15-20 years. We anticipate possibly being able to efficiently address 5% - 10% of this market. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 3,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars.

Dream also held its bi-monthly Nearly Famous Rebuilding Seminar in September, which is a powerful educational tool for homeowners who need rebuilding or renovations. This seminar offers unlimited potential for marketing short educational videos, as well as single topic books regarding many aspects of construction and renovation. The revenue opportunities for this type of educational real estate product will be greatly enhanced by Virtual’s experience and existing software platforms.

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2016 and 2015.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenue	$58,998	$75

Cost of construction contracts	41,339	-

Gross profit	17,659	75

Operating Expenses
Selling, general and administrative	32,006	76,437
Amortization of capitalized curriculum development costs	23,100	24,600

Total operating expenses	55,106	101,037

Loss from operations	(37,447)	(100,962)

Other expenses (income):
Amortization of debt discounts	4,166	36,666
Interest expense	5,625	5,038
Consulting fee income	(2,558)	-
Total other expenses-net	7,233	41,704

Net loss	$(44,680)	$(142,666)

Results of Operations - Comparison for the nine months ended September 30, 2016 and 2015.

Revenues

For the nine months ended September 30, 2016 and 2015, revenues were $58,998 and $75, respectively. The $58,923 increase in revenue for the nine months ended September 30, 2016 was due to construction revenue recognized in 2016.

Cost of Sales

For the nine months ended September 30, 2016 and 2015, cost of operations were $41,339 and $0, respectively.

Operating Expenses

Operating expenses decreased $45,931 from $101,037 in 2015 to $55,106 in 2016. The decrease was primarily due to the decrease of $37,500 in the issuance of common stock for legal services.

Other Expenses (Income)

Other expenses-net decreased $34,471 from $41,704 in 2015 to $7,233 in 2016. The decrease was due primarily to the $32,500 decrease in the amortization of debt discounts.

Net Loss

Net loss decreased $97,986 from $142,666 in 2015 to $44,680 in 2016. The decrease was due to the $17,584 increase in gross profit, the $45,931 decrease in operating expenses, and the $34,471 decrease in other expenses-net.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, our cash balance was $61,193 and $2,298, respectively, total assets were $144,672 and $53,632, respectively, and total current liabilities amounted to $197,590 and $84,371, respectively, including related party loans payable of $16,408 and $14,525, respectively. As of September 30, 2016, the stockholders’ deficiency was $52,918 as compared to a deficiency of $30,739 as of December 31, 2015.

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

Date: November 14, 2016	The Virtual Learning Company, Inc.

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

