Form 10-K
period 2016-12-31
Virtual Learning Company, Inc.
filed 2017-04-17
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Common Stock, $.001 par value per share

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 17, 2017

Common Stock, par value $0.001	23,789,524

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

PART I

Item 1. Business

Overview

The Virtual Learning Company, Inc. (“Virtual Learning”) was incorporated on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value).

Until recently, Virtual Learning has been solely a subscription based software as a service (“SaaS”) provider of education products. Virtual Learning provides standards-based instruction, practice, assessments, and productivity tools that improve the performance of educators and students.Virtual Learning is also a producer of a series of practice workbooks published on CD, DVD formatted disc and USB Drives and in the ePub format which have been offered for sale through Barnes and Noble’s Nook and Amazon’s Kindle since 2012.

Virtual Learning Company Inc. formed a new division in early October of 2016 to produce and market webinars to take advantage of the Company’s extensive library of educational software, as well as the instructional construction and renovation content that was recently acquired.”

Newly Acquired Construction Business

On August 19, 2016, Virtual Learning acquired 4.5% of Dream Homes,Ltd. (“DHL”), 100% of Dream Building, LLC (“DBL”) , a wholly owned subsidiary of DHL, and use of all construction licensing and registrations held by Atlantic Northeast Construction LLC (“ANCL”), a wholly owned subsidiary of DHL, in exchange for the issuance of 2,225,000 shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share.

The majority stockholder and chief executive officer of DHL is also the controlling stockholder and chief executive officer of Virtual Learning. As Virtual Learning and DHL were entities under common control, the acquired assets were reflected by Virtual Learning at DHL’s $0 carrying amount on the date of transfer pursuant to Accounting Standards Codification (“ASC”) 805-50-30-5.

From August 19, 2016 to August 23, 2016, Virtual Learning acquired the rights to complete 6 in process construction contracts of ANCL in exchange for the issuance of 2,287,367 shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share for those ANCL contracts. As Virtual Learning and DHL were entities under common control, the acquired rights were reflected at DHL’s $0 carrying amount on the date of transfer pursuant to ASC 805-50-30-5.

Recent Developments

Virtual Learning filed a final 14C with the SEC on 2/22/17 changing the name of the company to Dream Homes & Development Corp. in order to more accurately reflect the changing nature and composition of its business operations.

During the period from July 1, 2016, thru December 31, 2016, the following improvements and additions were made to the Virtual Company:

Our Growth Strategy

In an effort to further expand the Company’s revenue potential beyond that of the information field, as detailed in the above paragraphs, Virtual Learning further invested in a non-related business, through associations with several large shareholders in the company. Virtual recognized that the effects of Super Storm Sandy, which occurred on 10/29/12 would be far reaching and cause an almost unlimited demand for construction information, as well as specific construction services. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Virtual felt that acquiring a company in the construction field would create a stable additional revenue stream for the company. Additionally, through its previous associations and long standing professional relationships with Dream Homes Ltd., Virtual felt that Dream Homes educational division was an excellent fit with the existing platform that Virtual has developed to market educational software and materials.

As such, Virtual Learning acquired for stock a company known as Dream Building LLC, which will operate as a wholly owned subsidiary of Virtual Learning and pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. As part of this effort, through the end of 2016, Virtual, through its Dream Building subsidiary, acquired the rights to complete 17 single family construction, renovation and home elevation projects in the central NJ region, which it will build to completion. The approximate contract amount of these projects as of December 31, 2016 is $2,438,603.

In addition to the above projects, which are in process, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and added over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

Management anticipates steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and have a market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market.

Our Competitive Strengths

Among other core strengths, we believe that the “Dream Homes Nearly Famous Rebuilding Seminar”, as well as the informational blog known as the “Dream Homes Rebuilding Blog” are several of our key competitive advantages. At this time, there are no other building and development companies which offer these services to the public.

Among the other assets that Virtual acquired with Dream Builders LLC, were the rights to operate the educational construction seminar known as “Dream Homes Nearly Famous Rebuilding Seminar”, as well as the informational blog known as the “Dream Homes Rebuilding Blog.”

The Nearly Famous Rebuilding Seminar is held bi-monthly, and is a powerful educational tool for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects. A professional team attends each seminar and presents on a diverse variety of topics, including expert advice from some or all of the following attendant at each seminar: architects, engineers, finance people, attorneys, project managers, elevation professionals and builder/general contractors. The seminar has been extremely successful and very helpful to hundreds of people. In addition, the seminar content offers unlimited potential for marketing short educational videos, as well as single topic books regarding many aspects of construction and renovation. The revenue opportunities for this type of educational real estate product will be greatly enhanced by Virtual’s experience and existing software platforms.

The “Dream Homes Rebuilding Blog” is an educational platform written by Vincent Simonelli, which offers comprehensive advice on all aspects of construction and real estate.

This seminar, as well as the Dream Homes Rebuilding Blog, have been an integral part of the marketing efforts and will continue to be key components in the growth of the educational software and learning material divisions of the company. Currently the blog, which is located at http://blog.dreamhomesltd.com , offers a wide variety of specific knowledge pertaining to construction, development, finance and general real estate matters. Built on a Word Press platform, the Rebuilding Blog is easily searchable by topic and a very useful resource for this demographic. Homeowners who need to build or rebuild are excellent candidates for all manner of educational material. As such, Virtual currently has in development a Nearly Famous Rebuilding after Sandy book, mobile application and numerous single topic publications which specifically explain particular aspects of the rebuilding process.

Common topics for short books and videos will include: Foundation Systems, Wall Treatments, Elevating your Home to Allow for a Basement, Adding a Garage, Waterproofing below the Flood Plain, and Cost/Benefit of Various Improvements.

As part of the acquisition of a percentage of Dream Homes, Virtual Learning also acquired the rights to all new home builder licensing as well as home improvement contractor registrations, which are currently owned by Dream Homes Ltd., as well as its subsidiary Atlantic Northeast Construction LLC.

Properties & other assets

In regard to the category of real estate development, Virtual has acquired a contract for the development and construction of 60 new townhomes in the Ocean County NJ area. This acquisition was made for Virtual stock and occurred in the 4th quarter of 2016. This development project is scheduled to begin in late 2017 or early 2018 and is projected to add approximately $13,000,000 to Virtual’s gross sales, through its Dream Building LLC division.

Finance and credit facilities

Though growth in the educational software, construction, and renovation divisions of the company has been organic to this point, Virtual has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $50,000. Though there are no specific uses for this facility at this time, management anticipates that it will be utilized to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

Our Products and Services

In addition to educational software, the Rebuilding Blog and the Rebuilding Seminar, the Company offers the following range of services and products: engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. In the construction space, the Company offers a full turn key solution, from plan design through certificate of occupancy.

Marketing, Sales and Subscriber Support

One of the Company’s most significant strengths is in social media and digital marketing. Due to the fact that content is being regularly generated through the blog and the seminars, there is a constant stream of new information that is being placed on Facebook, Twitter, the Rebuilding Blog and other media channels. The Company’s Dream Building subsidiary is regularly ranked on the first page in Google searches and is a strong source of new inquiries and recurring business. The Company’s web site can be found at www.dreamhomesltd.com and the blog at http://blog.dreamhomesltd.com .

Concentrations

Currently the concentrations of the Company’s operations fall into 3 broad categories, as follows: Educational software, video and other materials, new construction & development, and renovation/elevation work. It is anticipated that the latter 2 categories will continue to comprise 95% of the Company’s revenue & earnings.

Our Markets

The Company seeks to become a fully integrated real estate company specializing in the elevation and moving of homes, development and sale of approved and improved land, and construction of townhouses, single-family homes and various residential properties located throughout southern New Jersey. Our principal real estate operations are currently conducted in the central & southern part of the State of New Jersey, although it is our intention to expand into additional markets based on market demand. It is our observation that the fundamental value of the land in southern New Jersey, particularly areas affected by Storm Sandy and represented by Ocean, Monmouth, Atlantic, Cape May, is currently at pricing levels which have not been seen in New Jersey for 10 – 15 years.

Because of the reduction in land values in New Jersey to levels that we feel represent attractive investment opportunities, we have the opportunity to offer homes at more competitive and affordable pricing levels. Our ability to offer elevation management, complete renovation, demolition and new construction and full architectural and engineering services gives us the ability to offer all clients a full range of services.

Our initial investment goal is to evaluate each property to determine the best path to take in order to maximize potential return for that particular property. With new construction, our intention is to purchase either fully improved or at least fully approved properties. Fully approved properties includes those having all the entitlements and permits in hand, and as needed, to post performance guarantees and/or file subdivision maps, and/or proceed with infrastructure construction, such as utilities, roads and other site improvements. With new construction, we have adopted this business model to help reduce our exposure to the many risks and costs associated with land development.

From time to time, and as we come across an outstanding investment opportunity in land development priced at a level that justifies the inherent risks and costs associated with land development, the Company may contract for, and will bring through the approval process, various types of raw land. The Company will continue to allocate capital in the pursuit of approvals, since the risk/reward of developmental activity is so great. It should be noted that we do not generally take ownership of the property until the approval process has been completed, but rather control the property through contracts and options. In these instances, if we should fail to obtain approvals for any reason, whether through unsuitability, change of zoning or other factors, our loss shall be limited to the money expended for the approvals to that date. Our planned business model includes the acquisition, construction, and sale of a variety of residential properties, including construction of entry-level and first time move-up single-family and multi-family homes.

In addition to offering traditional stick frame construction of our homes, we may also offer modular and manufactured homes, townhomes and condominiums.

In our opinion, the most effective business model for residential development and construction is to target the largest current and future segment of the home buying market, which appears to be primarily first-time and move-up purchasers, as well as those homeowners forced to move or relocate due to Storm Sandy, another storm related event, or obsolescence of their existing property. According to Zillow (http//www.zillow.com/local-info/NJ-hjome-value/r40/), the optimum size and price range for a starter or first time- move up single family home is 1600 – 2000 square feet and $180,000 - $230,000. Townhomes and condominium preferred size and price range is 1400 – 1800 square feet and $170,000 - $220,000.

In our opinion, the southern New Jersey real estate market represents one of the most attractive real estate investment opportunities, with the greatest opportunity for future appreciation being concentrated in Ocean, Atlantic, Cape May, Monmouth and Middlesex counties. These areas primarily fall within 1-hour driving time, and serve as “bedroom” communities for, the Atlantic City, New York and Philadelphia metropolitan areas. In our opinion, the residential housing demand in this area, particularly in the market segments which we intend to address, enjoys a fundamental support level, based on several factors. These factors include excellent air, rail and road infrastructure, Atlantic City casino and support services, tourism, and a central location between Philadelphia and New York. Additionally, there has been a chronic affordable housing shortage throughout New Jersey and all indication are that condition will continue fot the foreseeable future. This situation plays well into the Company’s strengths, which are focused on entry level or first time move up housing, as well as elevations and renovations of existing damaged homes. Finally, all of these market areas have tremendous growth potential due to the effects of Storm Sandy on the available housing supply.

In addition, historically and according to the NJ Housing Affordability Index (http://www.yourhousefast.com/housing-affor-index.asp) which is currently 126, home ownership is more affordable than renting. In this case, the index being above 100 signifies that a family earning the median income has 26% more income than is necessary to qualify for a mortgage loan on a median-priced home, and therefore housing prices in these areas offer much better value than comparable properties in the North Jersey, New York and Philadelphia areas.

Nationwide, affordability is at an all-time high. According to the National Association of Home Builders, the Housing Opportunity Index (HOI) is at a record level, with 75.9% of all new and existing homes sold in the fourth quarter of 2011 considered to be affordable to families earning the national median income of $64,200. See http://www.nahb.org/news_details.aspx?sectionID-135&newsID-15036 for more detail.

Zillow and the NJ Housing Affordability Index are publicly available at the web citations noted above, are constantly updated, and the Company’s management believes them to be accurate and reliable.

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently owns 17.60% of the Company. DHL provides payroll services that includes the 2 officers of the Company, as well as certain employees and allocates payroll proportionately as required.

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2016, the Company has not entered into any employment or consulting agreements.

Vincent C. Simonelli, President, CEO & Treasurer

Tim Tennis, VP Construction, Northern region, NJ

Valerie Jones, VP Human Resources

Jorge Sandoval, VP Construction, Southern region

Mark Sampson, Construction Superintendent

Richard Pezzullo, VP Information Technology

MANAGEMENT POLICIES

It is the policy of management to conduct the business of the company under generally accepted practices, complying with all rules and regulations, which govern this type of business. The Company has also adopted a Code of Ethics which must be followed by all members of the management team and which is filed as Exhibit 14.1 hereto.

Legal Proceedings

To the knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. Additionally, there are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Facilities

The Company currently occupies a 2000 square foot office space at 314 S. Main Street in Forked River, NJ which we rent for $2,000 per month, on a net, net basis.

Item 1A. Risk Factors

The Purchase of the Shares is highly speculative and involves a high degree of risk. Each prospective Investor is urged to consider carefully the risk factors discussed below, in addition to the risks set forth elsewhere, in determining whether an investment in the Company should be made and is appropriate for them. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

Our Board of Directors contains one independent director.

Our board is composed of three members, Vincent Simonelli, Kathleen Dotoli & Richard Pezzullo. Mr. Simonelli and affiliated companies, current own or control 56.80% of the issued and outstanding common stock shares of Virtual Learning. Kathleen Dotoli is the second board member and an independent director. Mr. Pezzullo is an employee of Virtual, serving as the VP of Information Technology, as well as third member of the board. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and is not a significant owner of the company’s shares. Due to our small size, the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. Failure to achieve revenues, or a reduction in our revenues once achieved, could, in turn, negatively affect the market price of our securities. The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

• employment levels and job growth;

• availability of financing for home buyers;

• interest rates;

• consumer confidence;

• housing demand; and

• population growth.

An oversupply of alternatives to new homes, such as rental properties and used homes could depress prices and reduce margins for the sale of new homes.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires can harm the local homebuilding business.

The difficulties described above could cause us to take longer and incur more costs to build our homes. We may not be able to recapture increased costs by raising prices in many cases because we fix our new home prices up to twelve months in advance of delivery by signing home sales contracts. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

A substantial increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for our homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective first time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. As a result, once we commence sales, our margins, revenues, and cash flows may also be adversely affected.

If we are unsuccessful in competing against our homebuilding competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely affect our margins and revenues. If we are unable to successfully compete, our financial results could suffer and the value of the company could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, some of our competitors have substantially greater financial resources and lower costs of funds than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate.

One of the Company’s competitive advantages is the experience of the management team in constructing starter or first time move-up homes on a speculative basis, while the competition generally persists in constructing only as firm commitments are in hand. This advantage will persist and remain as important, or increasingly more important, as the market continues to evolve. More importantly, the Company’s ability to offer fill rebuilding, renovation, elevation and house moving services is a distinct and unique quality that affords the company a certain protection from competitors who may be focused solely on new construction.

It is Management’s firm opinion that there currently exists, and will continue to exist for the foreseeable future, a vast market and housing demand, consisting of homebuyers in New Jersey who have previously been unable to afford homes. Good quality speculative residential inventory which is presented to this market intelligently, should be readily absorbed. While the competition often has financial resources, which may be in excess of those of the Company, the management team has the experience and proven ability to react more quickly and accurately to current market requirements. These qualities serve as a valuable barrier to entry in the very competitive residential housing market.

We could experience an inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. Although private borrowings may become available to fund some of the acquisition-related capital needs, if such sources are not sufficient, we would then be forced to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness, which we may incur, are limited by the terms of the indentures governing notes and our other existing debt. See “Description of Other Existing Indebtedness.” In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. The two properties that we have tentatively under contract currently provide for seller-assisted financing, but also have closing dates which could cause the contracts to be cancelled or lapse if those deadlines are not met, in which case we could lose those properties or be required to pay more than currently contracted for those properties. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

The Company may need to seek out loans from banks to finance these projects. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Company to provide those guarantees, the financing of the deals may be adversely affected. The exact amount of funding required for each particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title for each individual property.

We are subject to extensive government regulation, which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our projected business activities. We are subject to local, state, and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities which have developed rapidly, may cause delays in home projects or otherwise restrict our projected development activities resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our planned operations.

We may incur additional operating expenses due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. The particular environmental laws, which apply to any given community, vary greatly according to the community site, the site’s environmental conditions, and the present and former use of the site. Environmental laws may result in delays, may cause expensive compliance programs and us to implement time consuming and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

We may be subject to significant potential liabilities because of construction defect, product liability, and warranty claims made against us.

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability, and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for claims involving construction defect and product liability claims, which could cause our net income to decline.

The costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. This coverage may be further restricted and may become more costly.

Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Our insurance may not cover all of the claims, including personal injury claims, arising from the presence of mold, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could reduce our net income and restrict our cash flow available to service debt.

Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction defect liabilities and costs of defense that the builders have incurred.

Insurance coverage available to subcontractors for construction defects is becoming increasingly expensive, and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer greater losses, which could decrease our net income.

Builders’ ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we plan to build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, and our net income may decline.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected by our ability to raise sales prices.

We plan to conduct our construction operations only as a general contractor. Virtually all construction work is to be performed by unaffiliated third-party subcontractors. Consequently, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

Our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the market value of the common stock, whether trading or not, may fluctuate. Because of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future because of a variety of both national and local factors, including, among others:

• the timing of home closings and land sales;

• our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;

• conditions of the real estate market in areas where we operate and of the general economy;

• raw material and labor shortages;

• seasonal home buying patterns; and

• other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

Our future growth may include additional acquisitions of companies that may not be successfully integrated and may not achieve expected benefits.

Acquisitions of companies may contribute to our growth and be a component of our growth strategy. Consistent with this strategy, we may engage in discussions with and evaluate potential acquisition targets, some of which may be significant, although we currently have no binding definitive agreements for any significant acquisitions of companies. In the future, we may acquire other businesses. Because of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations, and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings because of acquisitions. Our failure to successfully manage future acquisitions could harm our operating results.

The occurrence of natural disasters could increase our operating expenses and reduce our revenues and cash flows.

The climates and geology of the states in which we operate (currently solely located within New Jersey) present increased risks of natural disasters. To the extent that hurricanes, severe storms, droughts, floods, wildfires or other natural disasters or similar events occur, our homes that might be under construction in the future or any of our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows, and reduce our revenues, which could, in turn, negatively affect the market price of our securities.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, may cause disruption to the economy, our company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, which as a smaller public company may be disproportionately high.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations, and stock market rules, are creating uncertainty for development companies such as us. These new and changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards will likely result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we are unable to comply with the newly enacted JOBS Act regulations, which lessen if not eliminate the harsher impact of some of the reporting requirements, expenses will remain higher than other companies which are able to meet the new rules. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could slow down our business. If we are unable to fully comply with new or changed laws, regulations and standards, or if our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and our stock price may suffer.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. If we are unable to maintain the status of “Emerging Growth Company”, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

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

Our common stock is currently listed in the public market in what is known as the over-the-counter market and at least for the foreseeable future, our common stock will be deemed to be a “penny stock” as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these investors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor’s account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third Parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

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

As of December 31, 2016, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

. As a public company, we are required to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 314 South Main Street, Forked River, NJ 08731.

Item 3. Legal Proceedings

We currently are not subject to any material litigation or regulatory proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock is currently traded on the OTCQB under the ticker symbol VRTR.

There are currently 23,789,524 shares of common stock issued and outstanding held by approximately 53 holders of record

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2016	December 31, 2015
Statements of Income:
Revenue	$543,665	$107
Gross profit	128,637	107
Loss from continuing operations	(27,315)	(107,534)
Net loss	$(36,423)	$(160,284)
Basic and diluted	$(.00)	$(0.01)
Balance Sheet Data:
Cash and cash equivalents	$266,709	$2,298
Total assets	452,430	53,632
Total liabilities		84,371
Total equity (deficit)	$42,709	$(30,739)

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

PLAN OF OPERATION

In an effort to further expand the Company’s revenue potential beyond that of the information field, Virtual Learning further invested in a non-related business, through associations with several large shareholders in the Company. Virtual recognized that the effects of Super Storm Sandy, which occurred on October 29, 2012 would be far reaching and cause an almost unlimited demand for specific construction services, as well as construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Virtual felt that acquiring an entity in the construction field might provide a stable revenue stream for the company. Additionally, through its previous associations and long standing professional relationships with Dream Homes Ltd., Virtual felt that Dream Homes educational division was an excellent fit with the existing platform that Virtual has developed to market educational software and materials.

As such, Virtual Learning acquired for stock a company known as Dream Building LLC, which will operate as a wholly owned subsidiary of Virtual Learning and pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. As part of this effort, through the end of 2016, Virtual, through its Dream Building subsidiary, acquired the rights to complete 17 single family construction, renovation and home elevation projects in the central NJ region, which it will build to completion. The contract amount of these projects is as of December 31, 2016 is $2,438,603.

In addition to the above projects, which are in process, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and added over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

Management hopes for steady growth in this segment of the company, since the rebuilding process will occur over the next 15-20 years. We anticipate possibly being able to efficiently address 5% - 10% of this market. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 3,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars. The company anticipates being able to efficiently address 5% - 10% of this market.

Among the other assets that Virtual acquired with Dream Builders LLC, were the rights to operate the educational construction seminar known as “Dream Homes Nearly Famous Rebuilding Seminar”, as well as the informational blog known as the “Dream Homes Rebuilding Blog.”

The Nearly Famous Rebuilding Seminar is held bi-monthly, and is a powerful educational tool for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects.

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

RESULTS OF OPERATIONS – THE VIRTUAL LEARNING COMPANY, INC.

The summary of selected financial data table below

THE VIRTUAL LEARNING COMPANY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

Revenue	$568,312	$107

Cost of construction contracts	415,028	-

Gross profit	153,284	107

Operating Expenses
Selling, general and administrative	85,118	35,841
Stock-based compensation	19,500	40,000
Amortization and 2016 impairment of $25,734 capitalized curriculum development costs	51,334	31,800

Total operating expenses	155,952	107,641

Loss from operations	(2,668)	(107,534)

Other expenses (income)
Amortization of debt discounts	4,166	45,834
Interest expense	7,500	6,916
Consulting income	(2,558)	-
Total other expenses-net	9,108	52,750

Net loss	$(11,776)	$(160,284)

Results of Operations - Comparison for the years ended December 31, 2016 and 2015

Revenues

For the years ended December 31, 2016 and December 31, 2015, net revenues were $568,312 as compared to $107 for the year ended December 31, 2015. This increase in net revenue was the result of the newly acquired construction business. As of December 31,2016 and 2015, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2016 and December 31, 2015, cost of construction contracts and sales were $415,028 as compared to $0 for the year ended December 31, 2015. This increase in cost of construction contracts and sales was the result of the newly acquired construction business.

Operating Expenses

Operating expenses increased $48,311 from $107,641 in 2015 to $155,952 in 2016. The increase was principally attributable to the 2016 impairment of $20,534 of capitalized curriculum development costs. In addition, selling, general and administrative expenses increased by $28,777 in 2016 as compared to 2015.

Selling, general and administrative expenses for the year ended December 31, 2015 of $35,841 includes Computer and internet expense of $4,026, Nevada Franchise taxes of $625, office expenses of $550, professional fees of $23,609, SEC publication expense of $6,490 stock transfer expenses of $541. Selling, general and administrative expenses for the year ended December 31, 2016 of $85,118 includes affiliated entity allocated salaries $49,103, professional fees of $12,430, insurance $3,131, transfer agent fees $12,832, office supplies and postage $2035, travel expense $1,222, and other $4,365.

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

On August 18, 2016, Virtual Learning issued 2,000,000 shares of common stock to GPIL in satisfaction of $20,000 loans payable (see Note 5).

On August 19, 2016 (see Note1), Virtual Learning issued 2,225,000 shares of common stock to Dream Homes Ltd. for a 4.5% equity interest in Dream Homes Ltd. and certain other assets, at an agreed price of $.05 per share.

From August 19, 2016 to August 23, 2016 (see Note 1), Virtual Learning issued a total of 2,287,367 shares of common stock to Dream Homes Ltd. for rights to complete 6 in process construction contracts of Atlantic Northeast Construction LLC, a wholly owned subsidiary of Dream Homes Ltd. at an agreed price of $.05 per share.

On August 19, 2016, Virtual Learning issued 250,000 restricted shares of common stock to Mr. Roger Fidler for legal services. The 250,000 shares were valued at $2,500 (or $.01 per share), which amount was expensed in the three months ended September 30, 2016.

On October 13, 2016, DHL assigned 100,000 restricted shares of Company common stock it held to a minority shareholder of DHL. This minority shareholder of DHL had contributed $100,000 out of approximately $500,000 in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 275,000 restricted shares from DHL in 2011 for consulting services. Accordingly, the Company has not deemed it appropriate to measure stock-based compensation relating to the 100,000 shares by DHL to its minority stockholder.

On October 21, 2016, Virtual Learning issued 160,000 restricted shares of common stock to an individual for accounting services. The 160,000 restricted shares were valued at $8,000 (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

On December 29, 2016, Virtual Learning issued a total of 326,857 restricted shares of common stock to convertible noteholders for their notes and interest totaling $65,371 (see Note 4).

On December 29, 2016, Virtual Learning issued a total of 180,000 restricted shares of common stock (50,000 shares to the Company’s chief executive officer, 50,000 shares to the Company’s secretary, 10,000 shares each to our two outside directors, and a total of 60,000 shares to four other individuals, principally DHL employees, for services rendered. The 180,000 shares were valued at $9,000 (Company officers and outside directors- $6,000, DHL employees-$3,000) (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, our cash balance was $266,709 and $2,298, respectively, total assets were $460,067 and $53,632, respectively, and total current liabilities amounted to $392,711 and $84,371, respectively, including loans payable to related parties of $14,743 and $14,525, respectively. As of December 31, 2016 and 2015, the total stockholders’ equity (deficiency) was $67,356 and $(30,739), respectively.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to clients over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations since inception, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Subsequent Events

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement has a term expiring August 31, 2017 and provides for issuance of 56,000 restricted shares of common stock to the investor relations firm (stock issued on February 1, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017. Within the first 90 days of the agreement, the Company can terminate the agreement for any reason and neither party shall have any obligation to the other party.

On March 1, 2017, the Company acquired from DHL rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (the “Tallwoods Contract”) for 71,429 restricted shares of Company common stock. The Tallwoods Contract between DHL and the seller of the land was dated January 5, 2017 and provides for a $700,000 purchase price with closing on or about 60 days after final development approvals have been obtained and memorialized. DHL paid the seller a refundable $10,000 deposit in January 2017 pursuant to the Tallwoods contract.

The due diligence period associated with this property expired on March 4, 2017 and all costs associated with same were paid by Dream Homes Ltd. prior to the expiration date. The Company will incur no further costs related to the due diligence aspect of this purchase.

The land is currently improved with streets and all public utilities in place. As such, the necessary steps required to bring the property through the approval process involve primarily design engineering. Since the property is on an improved street, a major subdivision application will be filed with the township, which will create 13 conforming buildable lots from the existing single 7 acre parcel. Accordingly, the remaining costs will primarily involve engineering and approval costs, as opposed to costs associated with the installation of infrastructure.

At this time, the Company estimates that the total engineering and approval costs will be approximately $40,000. There are no significant infrastructure costs anticipated with this property.

In the event the transaction has not closed on at least a portion of the Property within 12 months of the completion of the Due Diligence Period (as may be extended by two 6-month extensions), the seller has the option of terminating the contract. Notwithstanding this provision, the Company retains the right at all times to waive any remaining contingencies and proceed to close on the property.

The Company may need to seek out loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deals may be adversely affected. The exact amount of funding required for this property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to the property.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Risk

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

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$2,567	$12	$58,977	$506,756
Gross profit	2,567	12	17,638	133,067
Income (loss) from continuing operations	(11,274)	(14,546)	(11,565)	34,717
Net income (loss)	$(13,149)	$(18,087)	$(13,444)	$32,904
Earnings (loss) per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$40	$15	$20	$32
Gross profit	40	15	20	32
Loss from continuing operations	(69,545)	(10,471)	(17,445)	(10,073)
Net loss	$(84,378)	$(22,965)	$(31,828)	$(21,113)
Loss per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dream Homes & Development Corporation (formerly The Virtual Learning Company, Inc.)

I have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation (formerly The Virtual Learning Company, Inc.) and subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dream Homes & Development Corporation (formerly The Virtual Learning Company, Inc.) and subsidiary as of December 31, 2016 and 2015 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 17, 2017

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$266,709	$2,298
Accounts receivable	115,652	-
Costs in excess of billings and estimated earnings	57,706
Total current assets	440,067	2,298

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS
Land deposit and costs to acquire related contract	20,000	-
Capitalized curriculum development costs	-	51,334

Total assets	$460,067	$53,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,854	$16,140
Billings in excess of costs and estimated earnings	283,114	-
Convertible Notes Payable, net of unamortized debt discounts of $0 and $ 4,166, respectively, and accrued interest	-	53,706
Loans payable to related parties	14,743	14,525
Total current liabilities	392,711	84,371

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2016 and 2015, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2016 and 2015, there are 23,733,524 and 16,304,300 shares outstanding, respectively; and 100,000 shares committed not yet issued at December 31, 2016	23,833	16,304
Additional paid-in capital	1,407,855	1,305,513
Accumulated deficit	(1,364,332)	(1,352,556)

Total stockholders’equity (deficiency)	67,356	(30,739)

Total liabilities and stockholders’ equity (deficiency)	$460,067	$53,632

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Year ended December 31, 2015

Revenue:
Construction contracts	$568,291	$-
Educational software and products	21	107
Total revenue	568,312	107

Cost of construction contracts	415,028	-

Gross profit	153,284	107

Operating Expenses:
Selling, general and administrative, including stock based compensation of $19,500 and $40,000,
respectively	104,618	75,841
Amortization and 2016 impairment of $20,534 capitalized curriculum development costs	51,334	31,800

Total operating expenses	155,952	107,641

Loss from operations	(2,668)	(107,534)

Other expenses (income):
Amortization of debt discounts	4,166	45,834
Interest expense	7,500	6,916
Consulting fee income	(2,558)	-
Total other expenses-net	9,108	52,750

Net loss	$(11,776)	$(160,284)

Basic and diluted loss per common share	$(.00)	$(.01)

Weighted average common shares outstanding-basic and diluted	18,760,562	16,253,450

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2016 and 2015

	Common stock issued and to be issued		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2014	15,902,100	$15,902	$1,219,148	$(1,192,272)	$42,778
Issuance of common stock for Legal fees	200,000	200	39,800		40,000
Issuance of common stock to noteholders in connection with their loans	250,000	250	49,750		50,000
Issuance of common stock for cash	2,200	2	1,098		1,100
Adjustment for cancelled shares	(50,000)	(50)	(4,283)		(4,333)
Net loss for the year ended December 31, 2015				(160,284)	(160,284)
Balance at December 31, 2015	16,304,300	16,304	1,305,513	(1,352,556)	(30,739)

Issuance of common stock for: Company officers and directors	120,000	120	5880		6,000
DHL employee bonuses	60,000	60	2940		3,000
Issuance of common stock for accounting fees	160,000	160	7,840		8,000
Issuance of common stock for convertible noteholders	326,857	327	65,044		65,371
Issuance of common stock for satisfaction of loan payable to General Property Investments LLC	2,000,000	2,000	18,000		20,000
Issuance of common stock for legal fees	250,000	250	2,250		2,500
Issuance of common stock for 4.5% equity in Dream Homes, Ltd	2,225,000	2,225	(2,225)		-
Issuance of common stock to Dream Homes Ltd for rights to complete 6 in process contracts	2,287,367	2,287	(2,287)		-
Common stock to be issued for rights to land acquisition contract (committed not issued)	100,000	100	4,900		5,000
Net loss for the year ended December 31, 2016				(11,776)	(11,776)

Balance at December 31, 2016	23,833,524	$23,833	$1,407,855	$(1,364,332)	$67,356

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(11,776)	$(160,284)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Amortization and 2016 impairment of $20,534 capitalized curriculum development costs	51,334	31,800
Amortization of debt discounts	4,166	45,833
Stock-based compensation	19,500	40,000
Changes in operating assets and liabilities:
Accounts receivable	(115,652)	-
Costs in excess of billings and estimated earnings	(57,706)	-
Accounts payable and accrued liabilities	78,713	5,000
Billings in excess of costs and estimated earnings	283,114	-
Accrued interest on convertible notes payable	7,500	6,917
Net cash provided (used) in operating activities	259,193	(30,734)

INVESTING ACTIVITIES
Land deposit and costs to acquire related contract and net cash used in investing activities	(15,000)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,100
Proceeds from Convertible notes payable	-	10,000
Proceeds from loans payable to related parties, net	23,218	28,155
Repayments of loans payable to former chief executive
officer who died in April 2016-net	(3,000)	(32,996)

Net cash provided by financing activities	20,218	6,259

NET INCREASE (DECREASE) IN CASH	264,411	(24,475)

CASH BALANCE, BEGINNING OF PERIOD	2,298	26,773

CASH BALANCE, END OF PERIOD	$266,709	$2,298

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Newly Acquired Construction Business (Note 1):
Issuance of 2,225,000 restricted shares of common stock for investment in Dream Homes Ltd	$-	$-
Issuance of 2,287,367 restricted shares of common stock for rights to 6 construction contracts of Dream Homes Ltd.	$-	$-
Issuance of 2,000,000 restricted shares of common stock in satisfaction of loans payable to General Property
Investments LLC (see Note 6)	$20,000	$-
Issuance of common stock in connection with the sale of convertible notes payable charged to debt discounts	$-	$50,000
Cancellation of common stock issued in 2009 for capitalized curriculum development costs	$-	$(4,333)
Issuance of 326,857 restricted shares of common stock for satisfaction of convertible noteholders including
accrued interest	$65,371	$-
Common stock committed to be issued for rights to land acquisition contract	$5,000	-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

Note 1 - Significant Accounting Policies

Nature of Operations

The Virtual Learning Company, Inc. (“Virtual Learning”) was incorporated on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value). On March 14, 2017, Virtual Learning changed its name to Dream Homes & Development Corporation (“DHDC”).

Virtual Learning was a subscription based software as a service (“SaaS”) provider of education products operated by Virtual Learning’s former chief executive officer who died in April 2016. Virtual Learning provided standards-based instruction, practice, assessments, and productivity tools that improve the performance of educators and students via proprietary web-based platforms at www.mathisbasic.com, www.scienceisbasic.com and www.readingisbasic.com.

Virtual Learning was also a producer of a series of practice workbooks published on CD, DVD formatted disc and USB Drives and in the ePub format which were offered for sale through Barnes and Noble’s Nook and Amazon’s Kindle since 2012.

Newly Acquired Construction Business

On August 19, 2016, Virtual Learning acquired 4.5% of Dream Homes, Ltd. (“DHL”), 100% of Dream Building, LLC (“DBL”) , a wholly owned subsidiary of DHL, and use of all construction licensing and registrations held by Atlantic Northeast Construction LLC (“ANCL”), a wholly owned subsidiary of DHL, in exchange for the issuance of 2,225,000 shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share.

The majority stockholder and chief executive officer of DHL is also the controlling stockholder and chief executive officer of Virtual Learning. As Virtual Learning and DHL were entities under common control, the acquired assets were reflected by Virtual Learning at DHL’s $0 carrying amount on the date of transfer pursuant to Accounting Standards Codification (“ASC”) 805-50-30-5.

From August 19, 2016 to August 23, 2016, Virtual Learning acquired the rights to complete 6 in process construction contracts of ANCL in exchange for the issuance of 2,287,367 shares of Virtual Learning common stock to DHL at an agreed price of $.05 per common share for those ANCL contracts. As Virtual Learning and DHL were entities under common control, the acquired rights were reflected at DHL’s $0 carrying amount on the date of transfer pursuant to ASC 805-50-30-5.

Principles of Consolidation

The consolidated financial statements include the accounts of DHDC and its wholly owned subsidiary DBL (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and loans payable to related parties. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, and loans payable to related parties approximates fair value because of their short maturities.

Construction Contracts

Revenue recognition:

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation, amortization and general overhead cost. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

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

The Company classifies construction-related receivables and payables that may be settled in periods exceeding one year from the balance sheet date, if any, as current assets and liabilities consistent with the length of time of its project operating cycle. For example:

·	Costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset.
·	Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date and are classified as a current liability.

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

Change in Estimates:

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions: availability of skilled contract labor: performance of major material suppliers and subcontractors: on-going subcontractor negotiations and buyout provisions: unusual weather conditions: changes in the timing of scheduled work: change orders: accuracy of the original bid estimate: changes in estimated labor productivity and costs based on experience to date: achievement of incentive-based income targets: and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its lifecycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and close-out phases, these factors include the impact of change orders and claims as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management focuses on evaluating the performance of contracts individually and uses the cumulative catch-up method to account for revisions in estimates. Material changes in estimates are disclosed in the notes to the consolidated financial statements.

Educational Software and Products

Revenue Recognition:

Revenue was recognized when all of the following conditions were satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection is reasonably assured, and the amount to be paid by the customer is fixed or determinable.

Revenue generated from the Company’s subscription based learning service was recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection is reasonably assured, and the amount to be paid by the customer is fixed or determinable.

Revenue from customer subscriptions was recognized ratably over the subscription term beginning on the commencement date of each subscription. The average subscription term was twelve (12) months for our products, and all subscriptions are on a non-cancelable basis. When additional months were offered as a promotional incentive, those months were part of the subscription term. As part of their subscriptions, customers generally benefited from new features and functionality with each release at no additional cost.

Although our membership contracts were generally non-cancelable, customers had the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event a customer cancels their contract, they were not entitled to a refund for prior services we had provided to them.

Customer support was provided to customers following the sale at no additional charge and at a minimal cost per call.

Revenue from the sale of CD’s or DVD’s and other materials was recognized when shipped or available to the customer in a downloadable format.

Capitalized Curriculum Development Costs

Virtual Learning had internally developed curriculum, which was primarily offered as web content and accessed via the Internet. Virtual Learning also created textbooks and other offline materials.

Virtual Learning had capitalized curriculum development costs incurred during the application development stage in accordance with accounting principles generally accepted in the United States of America. These principles provide guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization were external direct costs, payroll, and payroll-related expenses. Costs related to general and administrative functions are not capitalized and are expensed as incurred. Virtual Learning capitalized curriculum development costs when the projects under development reached technological feasibility. Many of our courses were leveraged off proven delivery platforms and were primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualified for capitalization due to the concentration of our development efforts on the content of the courseware.

Technological feasibility was established when we completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs began. The period of time over which these development costs were amortized was five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Due to the Company’s change in focus to its construction business, the Company wrote off the remaining unamortized capitalized curriculum development costs of $20,534 at December 31, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income tax in the statements of operations. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.

The Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Net Income (Loss) Per Common Share

Basic net income (basic net loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. For the year ended December 31, 2015, 268,530 shares of common stock underlying the $53,706 balance of convertible notes payable and accrued interest at December 31, 2015 were excluded from the calculation of diluted shares outstanding as their inclusion would be antidilutive.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31,	December 31,
	2016	2015
Office equipment	$4,115	$4,155

Less: Accumulated depreciation	(4,115)	(4,155)

Property and Equipment- net	$-	$-

Depreciation expense for the years ended December 31, 2016 and 2015 was $-0- and $-0-, respectively.

3-Other Assets

Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31,	December 31,
	2016	2015
Common stock issued to individuals for services relating to curriculum development	$110,000	$110,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	154,000
Less accumulated amortization and impairment	(154,000)	(102,666)

Net	$-	$51,334

As described in Note 1 above, amortization of the capitalized curriculum development costs began when the courses become available for sale to customers (which occurred in September 2012).

For the years ended December 31, 2016 and 2015, amortization and 2016 impairment of $20,534 of Capitalized Curriculum Development Costs were $51,334 and $31,800, respectively.

Land Deposit and Costs to Acquire Related Contract

On December 15, 2016, the Company acquired from General Development Corp. (“GDC”) rights to a contract to purchase over 9 acres of undeveloped land without amenities in Lacey Township, New Jersey (the “Lacey Contract”) for $15,000 cash (paid in December 2016) and 100,000 restricted shares of Company common stock (to be issued in 2017) valued at $5,000. GDC acquired the rights to the contract from DHL on December 14, 2016 for $10,000 cash. As discussed in Note 9, Commitments and Contingencies under Line of Credit, the Company has an outstanding line of credit of $50,000 with GDC.

The Lacey Contract between DHL and the seller of the land was dated March 18, 2016 and provides for a $1,000,000 purchase price with closing on or about 60 days after memorialization of final Development Approvals have been obtained. DHL paid the seller a $10,000 refundable deposit in March 2016 pursuant to the Lacey Contract. In the event the transaction has not closed on at least a portion of the property within 24 months of the completion of the Due Diligence Period (as may be extended by two 6- month extensions), the seller has the option of terminating the contract. Notwithstanding this provision, the Company retains the right at all times to waive any remaining contingencies and proceed to close on the property.

At this time, the contract is in good standing and there is no risk of cancellation. As per the contract, the Company is required to close on this property no later than March 18th, 2019, which date is inclusive of the 24 month development period, and 2 additional 6-month extensions.

Due diligence for the above property was completed as of May 17, 2016, and all costs were incurred by Dream Homes Ltd., who was in the contract for the property at the time. No additional costs for due diligence have been incurred by the Company, nor are any anticipated. The Company will incur all current costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and an additional amount of engineering work will be required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application prepared and submitted to the environmental scientist, along with a check for $36,500 payable to the NJ DOT. Application will be made in the near future.

It is anticipated that complete development approvals will cost approximately $90,000. In additional to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000.

The Company may need to seek out loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to property.

4 - Convertible Promissory Notes-Net

Convertible Notes Payable-net is summarized as follows:

	December 31,	December 31,
	2016	2015
Unsecured notes issued in October and November 2014 to three individuals and one entity, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	$-	$40,000

Unsecured notes issued in May 2015 to two individuals, interest at 15% per annum, due one year from date of receipt, principal and accrued interest convertible into Virtual Learning common stock at $.20 per share.	-	10,000

Accrued interest	-	7,872
Total	-	57,872

Less unamortized debt discounts	-	(4,166)
Net	$-	$53,706

Included in the $40,000 notes issued in October and November 2014 above is a $25,000 note payable to General Property Investments LLC (“GPIL”). GPIL is controlled by the current (since July 20, 2016) chief executive officer of the Company. GPIL is also an owner of 2,265,576 shares of Company common stock at December 31, 2016.

As further consideration for making the loans, the Company issued an aggregate of 250,000 shares of common stock to the six lenders. The $50,000 estimated fair value of the 250,000 shares was recorded as debt discounts and was amortized over the one year term of the respective notes.

On December 29, 2016, all the convertible noteholders converted their notes and accrued interest to 326,857 restricted shares of common stock at $.20 per share (see Note 6).

5-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31,	December 31,
	2016	2015

Loans payable to chief executive officer	$11,525	$14,525
Loans payable to GPIL (see Note 6)	3,118	-
Loan payable to DHL	100	-
Total	$14,743	$14,525

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

On August 18, 2016, Virtual Learning issued 2,000,000 restricted shares of common stock to GPIL in satisfaction of $20,000 loans payable (see Note 5).

On August 19, 2016 (see Note1), Virtual Learning issued 2,225,000 restricted shares of common stock to Dream Homes Ltd. for a 4.5% equity interest in Dream Homes Ltd. and certain other assets, at an agreed price of $.05 per share.

From August 19, 2016 to August 23, 2016 (see Note 1), Virtual Learning issued a total of 2,287,367 restricted shares of common stock to Dream Homes Ltd. for rights to complete 6 in process construction contracts of Atlantic Northeast Construction LLC, a wholly owned subsidiary of Dream Homes Ltd. at an agreed price of $.05 per share.

On August 19, 2016, Virtual Learning issued 250,000 restricted shares of common stock to Mr. Roger Fidler for legal services. The 250,000 shares were valued at $2,500 (or $.01 per share), which amount was expensed in the three months ended September 30, 2016.

On October 13, 2016, DHL assigned 100,000 restricted shares of Company common stock it held to a minority shareholder of DHL. This minority shareholder of DHL had contributed $100,000 out of approximately $500,000 in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 275,000 restricted shares from DHL in 2011 for consulting services. Accordingly, the Company has not deemed it appropriate to measure stock-based compensation relating to the 100,000 shares assigned by DHL to its minority stockholder.

On October 21, 2016, Virtual Learning issued 160,000 restricted shares of common stock to an individual for accounting services. The 160,000 restricted shares were valued at $8,000 (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

On December 29, 2016, Virtual Learning issued a total of 326,857 restricted shares of common stock to convertible noteholders for their notes and accrued interest totaling $65,371 (see Note 4).

On December 29, 2016, Virtual Learning issued a total of 180,000 restricted shares of common stock (50,000 shares to the Company’s chief executive officer, 50,000 shares to the Company’s secretary, 10,000 shares each to our two outside directors, and a total of 60,000 shares to four other individuals, principally DHL employees, for services rendered. The 180,000 shares were valued at $9,000 (Company officers and outside directors- $6,000, DHL employees-$3,000) (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

7 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Year Ended December 31, 2016	Year ended December 31, 2015
Expected tax at 35%	$(4,121)	$(56,099)
Non-deductible stock-based compensation	6,825	14,000
Non-deductible amortization of debt discounts	1,458	16,042
Non-deductible amortization and 2016 impairment of Capitalized Curriculum Development Costs	17,967	11,130
Change in valuation allowance	(22,129)	(14,927)
Provision for (benefit from) income taxes	$-	$-

The significant components of Virtual Learning’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forward	$19,315	$41,436
Valuation allowance	(19,315)	(41,436)
Net deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,315 attributable to the future utilization of $55,185 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2016 and 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $12,535 in the year 2034, and $42,650 in the year 2035.

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

8- Business Segments

The Company has two business segments: (1) educational software and products and

(2) residential construction. The educational software and products segment was operated through Virtual Learning. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

Summarized financial information by business segment for the years ended December 31, 2016 and 2015 follows:

	Year ended December 31,
	2016 2015
Revenue:
Residential construction	$ 568,291	$ -
Educational software and
products	21	107
Total	$ 568,312	$ 107

Income (loss) from operations:
Residential construction	$ 153,263	$ -
Educational software and
products	(51,333)	(31,693)
Corporate-	(104,618)	(75,841)
Total	$ (2,668)	$(107,534)

Identifiable assets:

	S	December 31, 2016 2015

Residential construction		$ 423,966	$ -
Educational software and products		-	51,334
Corporate		36,101	2,298
Total		$ 460,067	$ 53,632

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts primarily involve specialized construction related to compromised home foundations and related issues caused by Super Storm Sandy damage.

9- Commitments and Contingencies

As of December 31, 2016, Dream Building, LLC is committed under 17 construction contracts outstanding (7 assigned contracts from Atlantic Northeast Construction LLC and 10 contracts executed by Dream Building, LLC) with home owners with contract prices totaling $2,438,603, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Line of Credit

On September 15, 2016, Virtual Learning established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has not received any advances under the line of credit.

10. Related Party Transactions

Dream Homes Ltd. Allocated payroll

Dream Building LLC. (DBL) uses the services of Dream Homes Ltd. (DHL) personnel for DBL’s operations. For the three months ended December 31, 2016, Dream Homes & Development Corp. (DHDC) paid DHL and expensed, $49,103 (included with selling, general and administrative expenses) for DBL’s estimated share of DHL’s $88,466 gross payroll for the three months ended December 31, 2016.

Rent Free Occupancy at DHL.

The Company has occupied office space provided by DHL located in Forked River, NJ on a rent free basis from August 19, 2016 to March 31, 2017. Commencing April 2017, the Company will pay DHL monthly rent of $2,000.

11- Subsequent Events

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement has a term expiring August 31, 2017 and provides for issuance of 56,000 restricted shares of common stock to the investor relations firm (stock issued on February 1, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017. Within the first 90 days of the agreement, the Company can terminate the agreement for any reason and neither party shall have any obligation to the other party.

On March 1, 2017, the Company acquired from DHL rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (the “Tallwoods Contract”) for 71,429 restricted shares of Company common stock. The Tallwoods Contract between DHL and the seller of the land was dated January 5, 2017 and provides for a $700,000 purchase price with closing on or about 60 days after final development approvals have been obtained and memorialized. DHL paid the seller a refundable $10,000 deposit in January 2017 pursuant to the Tallwoods contract.

The due diligence period associated with this property expired on March 4, 2017 and all costs associated with same were paid by Dream Homes Ltd. prior to the expiration date. The Company will incur no further costs related to the due diligence aspect of this purchase. The Company will incur all current and future costs associated with this property necessary to obtain all approvals, acquire the land and prepare the property to commence construction.

The land is currently improved with streets and all public utilities in place. As such, the necessary steps required to bring the property through the approval process involve primarily design engineering. Since the property is on an improved street, a major subdivision application will be filed with the township, which will create 13 conforming buildable lots from the existing single 7 acre parcel. Accordingly, the remaining costs will primarily involve engineering and approval costs, as opposed to costs associated with the installation of infrastructure.

At this time, the Company estimates that the total engineering and approval costs will be approximately $40,000. The amount of money required to purchase the property is $700,000 of which $10,000 is currently on deposit.

In the event the transaction has not closed on at least a portion of the Property within 12 months of the completion of the Due Diligence Period (as may be extended by two 6-month extensions), the seller has the option of terminating the contract. Notwithstanding this provision, the Company retains the right at all times to waive any remaining contingencies and proceed to close on the property.

The Company may need to seek out loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to property.

On March 14, 2017, DHL assigned 275,000 restricted shares of Company common stock it held to the same minority stockholder of DHL that it assigned 100,000 shares of Company common stock on October 13, 2016 (see Note 6).

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2016.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	51	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Kathleen M. Dotoli 50 Director

Richard Pezzullo 58 Director

Valerie Jones 45 Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended December 31, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli

President, CEO
and Treasurer (a)	2016	- 6,000	-0-	2500	-0-	-0-	-0-	-0-	8500

Valerie Jones
Secretary (a)	2016	15400	-0-	2500	-0-	-0-	-0-	-0-	17,900

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 17.6% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2016 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	13,503,942 shares of common stock (1)	56.76%
	Valerie Jones Secretary	150,000 shares of common stock	.63%

	Kathleen Dotoli Director	37,000 shares of common stock	.16%

	Richard Pezzullo Director	410,000 shares of common stock	1.72%

	Athena. Monahan*	3,000,0000 shares of common stock	12.61%

	Roger L. Fidler Esq.	1,650,000 shares of common stock	6.94%

All officers and directors (4 persons)		14,100,942 shares of common stock	59.27%

The percent of class is based on 23,789,524 shares of common stock issued and outstanding as of the date of this annual report.

(1) Vincent Simonelli owns 100% of General Property Investments (GPIL) which includes 4,187,367 shares owned by Dream Homes Ltd. (DHL) and 2,266,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Monahan, her husband.

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

On August 18, 2016, Virtual Learning issued 2,000,000 restricted shares of common stock to GPIL in satisfaction of $20,000 loans payable (see Note 5).

On August 19, 2016 (see Note1), Virtual Learning issued 2,225,000 restricted shares of common stock to Dream Homes Ltd. for a 4.5% equity interest in Dream Homes Ltd. and certain other assets, at an agreed price of $.05 per share.

From August 19, 2016 to August 23, 2016 (see Note 1), Virtual Learning issued a total of 2,287,367 restricted shares of common stock to Dream Homes Ltd. for rights to complete 6 in process construction contracts of Atlantic Northeast Construction LLC, a wholly owned subsidiary of Dream Homes Ltd. at an agreed price of $.05 per share.

On October 13, 2016, DHL assigned 100,000 restricted shares of Company common stock it held to a minority shareholder of DHL. This minority shareholder of DHL had contributed $100,000 out of approximately $500,000 in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 275,000 restricted shares from DHL in 2011 for consulting services. Accordingly, the Company has not deemed it appropriate to measure stock-based compensation relating to the 100,000 shares by DHL to its minority stockholder.

On December 29, 2016, Virtual Learning issued a total of 326,857 restricted shares of common stock to convertible noteholders for their notes and interest totaling $65,371 (see Note 4).

On December 29, 2016, Virtual Learning issued a total of 180,000 restricted shares of common stock (50,000 shares to the Company’s chief executive officer, 50,000 shares to the Company’s secretary, 10,000 shares each to our two outside directors, and a total of 60,000 shares to four other individuals, principally DHL employees, for services rendered. The 180,000 shares were valued at $9,000 (Company officers and outside directors- $6,000, DHL employees-$3,000) (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2016, we incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2016	2015
Audit Fees	$14,500	$14,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,500	$14,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Virtual Learning Company, Inc.

Dated: April 17, 2017	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

