Form 10-Q
period 2017-03-31
Dream Homes & Development Corp.
filed 2017-05-19
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-174674

DREAM HOMES & DEVELOPMENT CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

314 South Main Street Forked River, New Jersey 08731

(Address of Principal Executive Offices and Zip Code)

609 693 8881

Registrant’s Telephone Number, Including Area Code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-Accelerated Filer [  ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of May 9, 2017, was 23,960,953.

DREAM HOMES & DEVELOPMENT CORPORATION

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$277,845	$266,709
Accounts receivable	342,774	115,652
Costs in excess of billings and estimated earnings	52,304	57,706
Total current assets	672,923	440,067

PROPERTY AND EQUIPMENT, net	2,053	-

OTHER ASSETS
Deposits and costs coincident to acquisition of land for development	41,300	20,000

Total assets	$716,276	$460,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$192,384	$94,854
Billings in excess of costs and estimated earnings	373,952	283,114
Loans payable to related parties	14,743	14,743
Total current liabilities	581,079	392,711

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2017 and December 31, 2016, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2017 and December 31, 2016, there are 23,789,524 and 23,733,524 shares outstanding, respectively; and 171,429 and 100,000 shares committed not yet issued at March 31, 2017 and December 31, 2016, respectively.	23,960	23,833
Additional paid-in capital	1,420,528	1,407,855
Accumulated deficit	(1,309,291)	(1,364,332)

Total stockholders’equity	135,197	67,356

Total liabilities and stockholders’ equity	$716,276	$460,067

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2017	Three months ended March 31, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$725,944	$-
Educational software and products	-	67
Total revenue	725,944	67

Cost of construction contracts	512,343	-

Gross profit	213,601	67

Operating Expenses:
Selling, general and administrative, including stock based services of $2,800 and $ 0, respectively	157,704	3,641
Depreciation expense	147	-
Amortization of capitalized curriculum development costs	-	7,700

Total operating expenses	157,851	11,341

Income (loss) from operations	55,750	(11,274)

Other expenses (income):
Interest expense	-	4,375
Consulting fee income	-	(2,500)
Total other expenses (income)	-	(1,875)

Net income (loss) before income taxes	55,750	(13,149)
Provision for income taxes	709	-

Net income (loss)	$55,041	$(13,149)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	23,735,416	16,304,300

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2017 Unaudited	Three months ended March 31, 2016 Unaudited
OPERATING ACTIVITIES
Net income (loss)	$55,041	$(13,149)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of capitalized curriculum development costs	-	7,700
Depreciation expense	147	-
Amortization of debt discounts	-	2,500
Issuance of common stock for investor relations	2,800	-
Changes in operating assets and liabilities:
Accounts receivable	(227,122)	-
Costs in excess of billings and estimated earnings	5,402	-
Accounts payable and accrued liabilities	97,530	4,573
Billings in excess of costs and estimated earnings	90,838	-
Net cash provided in operating activities	24,636	1,624

INVESTING ACTIVITIES
Purchase of office equipment	(2,200)	-
Deposit and costs coincident to acquisition of land for development	(11,300)	-
Net cash (used) in investing activities	(13,500)	-

FINANCING ACTIVITIES
Repayments of loans payable	-	(2,999)

Net cash (used) by financing activities	-	(2,999)

NET INCREASE (DECREASE) IN CASH	11,136	(1,375)

CASH BALANCE, BEGINNING OF PERIOD	266,709	2,298

CASH BALANCE, END OF PERIOD	$277,845	$923

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock committed to be issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$10,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016 (Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation was originally incorporated as The Virtual Learning Company, Inc. (“Virtual Learning”) on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value). On March 14, 2017, Virtual Learning changed its name to Dream Homes & Development Corporation (“DHDC”). DHDC maintains a web site at www.dreamhomesltd.com as well as a blog, located at http://blog.dreamhomesltd.com.

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

Interim Financial Statements

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and loans payable to related parties. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable to related parties approximates fair value because of their short maturities.

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

.

Educational Software and Products

As a result of the death of the Company’s former Chief Executive Officer in April 2016 and the Company’s change in focus to its construction business in August 2016, the subscription based learning service plans of our educational software and products business segment were suspended in 2016. Revenues of $67 from this business segment in the three months ended March 31, 2016 represent revenues from Barnes and Noble’s Nook and Amazon’s Kindle from sale of a series of practice workbooks produced by the Company.

Capitalized Curriculum Development Costs

Capitalized curriculum development costs totaling $154,000 were incurred through August 2012 (when the related courses became available for sale to customers). From September 1, 2012 to December 31, 2016, the costs were amortized on a straight line basis using a five year life. Due to the Company’s change in focus to its construction business, the Company wrote off the remaining unamortized capitalized curriculum development costs of $20,534 at December 31, 2016.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Office equipment	$6,315	$4,115

Less: Accumulated depreciation	(4,262)	(4,115)

Property and Equipment- net	$2,053	$-

Depreciation expense for the three months ended March 31, 2017 and 2016 was $ 147 and $-0-, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Lacey Township, New Jersey contract:
Deposit	$10,000	$10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	11,300	-

Total Lacey Township, New Jersey contract	31,300	20,000

Berkeley Township, New Jersey contract:
Deposit	10,000	-

Total Berkeley Township, New Jersey contract	10,000	-

Total	$41,300	$20,000

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

On December 15, 2016, the Company acquired from General Development Corp. (“GDC”) rights to a contract to purchase over 9 acres of undeveloped land without amenities in Lacey Township, New Jersey (the “Lacey Contract or Dream Homes at the Pines”) for $15,000 cash (paid in December 2016) and 100,000 restricted shares of Company common stock (issued in April 2017) valued at $5,000. GDC acquired the rights to the contract from DHL on December 14, 2016 for $10,000 cash. As discussed in Note 9, Commitments and Contingencies under Line of Credit, the Company has an available line of credit of $50,000 with GDC.

The Lacey Contract between DHL and the seller of the land was dated March 18, 2016 and provides for a $1,000,000 purchase price with closing on or about 60 days after memorialization of final Development Approvals has been obtained. DHL paid the seller a $10,000 refundable deposit in March 2016 pursuant to the Lacey Contract. In the event the transaction has not closed on at least a portion of the property within 24 months of the completion of the Due Diligence Period (as may be extended by two 6- month extensions), the seller has the option of terminating the contract. Notwithstanding this provision, the Company retains the right at all times to waive any remaining contingencies and proceed to close on the property.

At this time, the contract is in good standing and there is no risk of cancellation. As per the contract, the Company is required to close on this property no later than March 18, 2019, which date is inclusive of the 24 month development period, and 2 additional 6-month extensions.

Due diligence for the above property was completed as of May 17, 2016, and all costs were incurred by Dream Homes Ltd., which was in the contract for the property at the time. No additional costs for due diligence have been incurred by the Company, nor are any anticipated. The Company will incur all current costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and an additional amount of engineering work will be required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DOT. Application for this permit has been made in April 2017.

It is anticipated that complete development approvals will cost approximately $90,000. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000.

The Company may need to seek loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to the property.

Berkeley Township, New Jersey, “Dream Homes at Tallwoods”, Contract

On March 1, 2017, the Company acquired from DHL rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (the “Tallwoods Contract or Dream Homes at Tallwoods”) for 71,429 restricted shares of Company common stock (issued in April 2017). The Tallwoods Contract between DHL and the seller of the land was dated January 5, 2017 and provides for a $700,000 purchase price with closing on or about 60 days after final development approvals have been obtained and memorialized. DHL paid the seller a refundable $10,000 deposit in January 2017 pursuant to the Tallwoods contract.

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

In the event the transaction has not closed on at least a portion of the Property within 12 months of the completion of the Due Diligence Period (as may be extended by two 6-month extensions), the seller has the option of terminating the contract. Notwithstanding this provision, the

Company retains the right at all times to waive any remaining contingencies and proceed to close on the property. The Company may need to seek loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to the property.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

All the loans above are non-interest bearing and due on demand.

5 - Common Stock Issuances

In January 2015, Dream Homes & Development Corporation (DHDC), formerly known as Virtual Learning Company Inc., issued a total of 200,000 shares of common stock to four noteholders in connection with their loans totaling $40,000. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended March 31, 2015 and was amortized as an expense in the Statements of Operations over the one year terms of the loans through their respective original maturity dates.

In February 2015, DHDC issued 200,000 shares of common stock to Mr. Roger Fidler for legal services. The 200,000 shares were valued at $40,000 (or $.20 per share), which amount was expensed in the three months ended March 31, 2015.

In June 2015 DHDC sold a total of 2,100 shares of common stock to three individuals at a price of $.50 per share for proceeds of $1,050.

In June 2015, DHDC issued a total of 50,000 shares of common stock to two individuals in connection with their loans totaling $10,000. The 50,000 shares were valued at $10,000 (or $.20 per share), which amount was charged to debt discounts in the three months ended June 30, 2015 and was amortized as an expense over the one year terms of the loans through their respective original maturity dates.

In July 2015, DHDC sold 100 shares of common stock to one individual at a price of $.50 per share for proceeds of $50.

On August 18, 2016, DHDC issued 2,000,000 restricted shares of common stock to GPIL in satisfaction of $20,000 loans payable (see Note 4).

On August 19, 2016 (see Note 1), DHDC issued 2,225,000 restricted shares of common stock to Dream Homes Ltd. for a 4.5% equity interest in Dream Homes Ltd. and certain other assets, at an agreed price of $.05 per share.

From August 19, 2016 to August 23, 2016 (see Note 1), DHDC issued a total of 2,287,367 restricted shares of common stock to Dream Homes Ltd. for rights to complete 6 in process construction contracts of Atlantic Northeast Construction LLC, a wholly owned subsidiary of Dream Homes Ltd. at an agreed price of $.05 per share.

On August 19, 2016, DHDC issued 250,000 restricted shares of common stock to Mr. Roger Fidler for legal services. The 250,000 shares were valued at $2,500 (or $.01 per share), which amount was expensed in the three months ended September 30, 2016.

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

On October 21, 2016, DHDC issued 160,000 restricted shares of common stock to an individual for accounting services. The 160,000 restricted shares were valued at $8,000 (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

On December 29, 2016, DHDC issued a total of 326,857 restricted shares of common stock to convertible noteholders for their notes and accrued interest totaling $65,371.

On December 29, 2016, DHDC issued a total of 180,000 restricted shares of common stock (50,000 shares to the Company’s chief executive officer, 50,000 shares to the Company’s secretary, 10,000 shares each to our two outside directors, and a total of 60,000 shares to four other individuals, principally DHL employees, for services rendered. The 180,000 shares were valued at $9,000 (Company officers and outside directors- $6,000, DHL employees-$3,000) (or $.05 per share), which amount was expensed in the three months ended December 31, 2016.

On February 22, 2017, DHDC issued 56,000 restricted shares of common stock to Green Chip Investor Relations pursuant to an Investor Relations and Consulting Services Agreement (see Note 8). The 56,000 restricted shares were valued at $2,800 ( or $.05 per share), which amount was expensed in the three months ended March 31, 2017.

On March 1, 2017, DHDC committed to issue 71,429 restricted shares of common stock to DHL valued at $10,000, representing the amount of the refundable deposit on land made by DHL to the Seller in January 2017 for the Berkeley Township New Jersey contract (see Note 3).

On March 14, 2017, DHL assigned 275,000 restricted shares of Company common stock it held to the same minority stockholder of DHL that it assigned 100,000 shares of Company common stock on October 13, 2016 (see fifth preceding paragraph).

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Expected tax at 35%	$19,513	$(4,602)
Non-deductible stock-based compensation	980	-
Non-deductible amortization of debt discounts	-	875
Non-deductible amortization of Capitalized Curriculum Development Costs	-	2,695
Provision for Federal and New Jersey state income taxes at lower tax rates on taxable income	(469)	-
Change in valuation allowance	(19,315)	1,032
Provision for (benefit from) income taxes	$709	$-

The significant components of DHDC’s deferred tax asset as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$-	$19,315
Valuation allowance	-	(19,315)
Net deferred tax asset	$-	$-

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Since the Company as currently constituted did experience a change in ownership and control during the year ended December 31, 2016, usage of net operating loss carryforwards of $ 118,389 available as of December 31, 2015 may be limited in years ending after December 31, 2016.

7- Business Segments

The Company currently has one business segment which is residential construction. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The educational software and products segment was operated through Virtual Learning and has been discontinued as of December 31, 2016.

Summarized financial information by business segment for the three months ended March 31, 2017 and 2016 follows:

	Three months ended March 31,
	2017	2016
Revenue:
Residential construction	$725,944	$-
Educational software and
Products	-	67
Total	$725,944	$67

Income (loss) from operations:
Residential construction	$213,601	$-
Educational software and
Products	-	(11,274)
Corporate-	(157,851)	-
Total	$55,750	$(11,274)

Identifiable assets:

	March 31, 2017	December 31, 2016
	(Unaudited)
Residential construction	$672,678	$423,966
Educational software and products	-	-
Corporate	43,598	36,101
Total	$716,276	$460,067

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts primarily involve specialized construction related to compromised home foundations and related issues caused by damage from Super Storm Sandy.

8- Commitments and Contingencies

Construction Contracts

As of March 31, 2017, Dream Building, LLC is committed under 18 construction contracts outstanding (7 assigned contracts from Atlantic Northeast Construction LLC and 10 contracts executed by Dream Building, LLC) with home owners with contract prices totaling $2,815,375, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Investor Relations Agreement

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement has a term expiring August 31, 2017 and provides for issuance of 56,000 restricted shares of common stock to the investor relations firm (stock issued on February 22, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017. Within the first 90 days of the agreement, the Company can terminate the agreement for any reason and neither party shall have any obligation to the other party.

Line of Credit

On September 15, 2016, DHDC established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has not received any advances under the line of credit.

9. Related Party Transactions

Dream Homes Ltd. Allocated payroll

Dream Building LLC. (DBL) uses the services of Dream Homes Ltd. (DHL) personnel for DBL’s operations. For the three months ended March 31, 2017, Dream Homes & Development Corp. (DHDC) selling, general and administrative expenses include $ 100,603 incurred for DBL’s estimated share of DHL’s gross payroll and payroll taxes for that period.

At March 31, 2017 and December 31, 2016, accounts payable and accrued expenses includes $19,458 and $ 0, respectively, of accrued payroll charges owed by DHDC to DHL.

Rent Free Occupancy at DHL.

The Company has occupied office space provided by DHL located in Forked River, NJ on a rent free basis from August 19, 2016 to March 31, 2017. Commencing April 2017, the Company will pay DHL monthly rent of $2,000.

10- Subsequent Events

On April 24, 2017, DHDC issued 71,429 shares of restricted stock to Dream Homes Ltd. as payment of an assignment fee related to the 13 lot property in Berkeley Township, NJ (see Note 3).

On April 26, 2017, DHDC issued 100,000 shares of restricted stock to General Development Corp. as payment of an assignment fee related to the 58 unit townhouse development in Lacey Township, NJ (see Note 3).

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Dream Homes & Development Corporation (DHDC) was originally formed as a Nevada corporation on January 6, 2009, under the name of Virtual Learning Center Inc. It was originally a subscription-based, software-as-a-service provider of education products, as well as a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format.

Due to the Company’s change in focus to its construction business, the Company wrote off the remaining unamortized capitalized curriculum development costs of $20,534 at December 31, 2016.

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2017 and 2016.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenue:
Construction contracts	$725,944	$-
Educational software and products	-	67
Total revenue	725,944	67

Cost of construction contracts	512,343	-

Gross profit	213,601	67

Operating Expenses:
Selling, general and administrative, including stock based services of $2,800 and $0, respectively,	157,704	3,641
Depreciation expense	147	-
Amortization of capitalized curriculum development costs	-	7,700

Total operating expenses	157,851	11,341

Income (loss) from operations	55,750	(11,274)

Other expenses (income):
Interest expense	-	4,375
Consulting fee income	-	(2,500)
Total other expenses-net		(1,875)

Net income (loss) before income taxes	55,750	(13,49)
Provision for income taxes	(709)	-

Net income (loss)	$55,041	$(13,149)

Results of Operations - Comparison for the three months ended March 31, 2017 and 2016.

(see Note 7-Business Segments)

Revenues

For the three months ended March 31, 2017 and 2016, revenues were $725,944 and $67, respectively. The increase in revenue of $ 725,877, was due to the newly acquired construction company in August 2016.

Cost of Sales

For the three months ended March 31, 2017 and March 31, 2016, cost of construction contracts were $ 512,343 and $0, respectively. This was due to the newly acquired construction company acquired in August 2016.

Operating Expenses

Operating expenses increased $146,510 from $11,341 in 2016 to $157,851 in 2017. The increase is attributable to the newly acquired construction company and the discontinuance of the educational software business.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, our cash balance was $277,845 and $266,709, respectively, total assets were $716,276 and $460,067, respectively, and total current liabilities amounted to $581,079 and $392,711, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of March 31, 2017 and December 31, 2016, the total stockholders’ equity was $135,197 and $67,356, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: May 18, 2017	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

