Form 10-Q
period 2017-06-30
Dream Homes & Development Corp.
filed 2017-08-21
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of August 8, 2017, was 24,000,953.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$338,864	$266,709
Accounts receivable	350,588	115,652
Costs and estimated earnings in excess of billings	89,467	57,706
Total current assets	778,919	440,067

PROPERTY AND EQUIPMENT, net	5,453	-

OTHER ASSETS
Security deposit	2,200	-
Deposits and costs coincident to acquisition of land for development	129,700	20,000

Total assets	$916,272	$460,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$288,527	$94,854
Billings in excess of costs and estimated earnings	344,179	283,114
Accrued income taxes	43,891	-
Loans payable to related parties	14,743	14,743
Total current liabilities	691,340	392,711

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2017 and December 31, 2016, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2017 and December 31, 2016, there are 23,960,953 and 23,733,524 shares outstanding, respectively; and 100,000 shares committed not yet issued at December 31, 2016	23,960	23,833
Additional paid-in capital	1,420,528	1,407,855
Accumulated deficit	(1,219,556)	(1,364,332)
Total stockholders’equity	224,932	67,356

Total liabilities and stockholders’ equity	$916,272	$460,067

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2017	Six months ended June 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,761,871	$-
Educational software and products	-	79
Total revenue	1,761,871	79

Cost of construction contracts	1,232,975	-

Gross profit	528,896	79

Operating Expenses:
Selling, general and administrative, including stock based services of $2,800 and $ 0, respectively	339,882	10,499
Depreciation expense	347	-
Amortization of capitalized curriculum development costs	-	15,400

Total operating expenses	340,229	25,899

Income (loss) from operations	188,667	(25,820)

Other expenses (income):
Interest expense	-	3,750
Amortization of debt discounts	-	4,166
Consulting fee income	-	(2,500)
Total other expenses (income)	-	5,416

Net income (loss) before income taxes	188,667	(31,236)
Provision for income taxes	43,891	-

Net income (loss)	$144,776	$(31,236)

Basic and diluted income (loss) per common share	$.01	$(.00)

Weighted average common shares outstanding-basic and diluted	23,836,735	16,304,300

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2017	Three months ended June 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,035,927	$-
Educational software and products	-	12
Total revenue	1,035,927	12

Cost of construction contracts	720,632	-

Gross profit	315,295	12

Operating Expenses:
Selling, general and administrative, including stock based services of $ 0 and $ 0, respectively	182,178	6,858
Depreciation expense	200	-
Amortization of capitalized curriculum development costs	-	7,700
Total operating expenses	182,378	14,558

Income (loss) from operations	132,917	(14,546)

Other expenses (income):
Interest expense	-	1,875
Amortization of debt discounts		1,666
Total other expenses (income)	-	3,541

Net income (loss) before income taxes	132,917	(18,087)
Provision for income taxes	43,182	-

Net income (loss)	$89,735	$(18,087)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	23,915,427	16,304,300

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2017	Six months ended June 30, 2016
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income (loss)	$144,776	$(31,236)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of capitalized curriculum development costs	-	15,400
Depreciation expense	347	-
Amortization of debt discounts	-	4,166
Issuance of common stock for investor relations services	2,800	-
Changes in operating assets and liabilities:
Accounts receivable	(234,936)	-
Costs in excess of billings and estimated earnings	(31,761)	-
Accounts payable and accrued liabilities	193,673	13,265
Billings in excess of costs and estimated earnings	61,065	-
Accrued income taxes	43,891	-
Net cash provided in operating activities	179,855	1,595

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-
Security deposit	(2,200)	-
Deposits and costs coincident to acquisition of land for development	(99,700)	-
Net cash (used) in investing activities	(107,700)	-

FINANCING ACTIVITIES
Repayments of loans payable	-	(3,000)

Net cash (used) by financing activities	-	(3,000)

NET INCREASE (DECREASE) IN CASH	72,155	(1,405)

CASH BALANCE, BEGINNING OF PERIOD	266,709	2,298

CASH BALANCE, END OF PERIOD	$338,864	$893

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$10,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

(formerly THE VIRTUAL LEARNING COMPANY, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Change in Estimates:

The Company’s estimates of contract revenue and cost are highly detailed and many factors change during a contract performance period that result in a change to contract profitability. These factors include, but are not limited to, differing site conditions: availability of skilled contract labor: performance of major material suppliers and subcontractors: on-going subcontractor negotiations and buyout provisions: unusual weather conditions: changes in the timing of scheduled work: change orders: accuracy of the original bid estimate: changes in estimated labor productivity and costs based on experience to date: achievement of incentive-based income targets: and the expected, or actual, resolution terms for claims. The factors that cause changes in estimates vary depending on the maturation of the project within its life cycle. For example, in the ramp-up phase, these factors typically consist of revisions in anticipated project costs and during the peak and close-out phases, these factors include the impact of change orders and claims as well as additional revisions in remaining anticipated project costs. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Management focuses on evaluating the performance of contracts individually and uses the cumulative catch-up method to account for revisions in estimates. Material changes in estimates are disclosed in the notes to the consolidated financial statements.

Educational Software and Products

As a result of the death of the Company’s former Chief Executive Officer in April 2016 and the Company’s change in focus to its construction business in August 2016, the subscription based learning service plans of our educational software and products business segment were suspended in 2016. Revenues of $79 from this business segment in the six months ended June 30, 2016 represent revenues from Barnes and Noble’s Nook and Amazon’s Kindle from sale of a series of practice workbooks produced by the Company.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of this ASU on our financial position, results of operations and cash flows.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2017	December 31, 2016
	(Unaudited )
Office equipment	$4,115	$4,115
Vehicles	5,800	-
Less: Accumulated depreciation	(4,462)	(4,115)

Property and Equipment- net	$5,453	$-

Depreciation expense for the six months ended June 30, 2017 and 2016 was $ 347 and $-0-, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Lacey Township, New Jersey, Pines contract:
Deposit	$10,000	$10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	99,025	-
Total Lacey Township, New Jersey contract	119,025	20,000

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	-
Site engineering, permits, and other costs	675	-

Total Berkeley Township, New Jersey contract	10,675	-

Total	$129,700	$20,000

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

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DEP. Application for this permit was made in April 2017.

It is anticipated that complete development approvals will cost approximately $60,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of June 30, 2017.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

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

On December 29, 2016, DHDC issued a total of 326,857 restricted shares of common stock to convertible note holders for their notes and accrued interest totaling $65,371.

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

On March 1, 2017, DHDC committed to issue 71,429 restricted shares of common stock (issued April 24, 2017) to DHL valued at $10,000, representing the amount of the refundable deposit on land made by DHL to the Seller in January 2017 for the Berkeley Township New Jersey contract (see Note 3).

On March 14, 2017, DHL assigned 275,000 restricted shares of Company common stock it held to the same minority stockholder of DHL that it assigned 100,000 shares of Company common stock on October 13, 2016 (see sixth preceding paragraph).

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

The sources of the differences follow:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Expected tax at 35%	$66,033	$(10,932)
State income taxes, net of Federal benefit	7,974	-
Non-deductible stock-based compensation	980	-
Non-deductible amortization of debt discounts	-	1,458
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	-	5,390
Provision for Federal income taxes at lower tax rates on taxable income	(11,781)	-
Change in valuation allowance	(19,315)	4,084
Provision for (benefit from) income taxes	$43,891	$-

The significant components of DHDC’s deferred tax asset as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$-	$19,315
Valuation allowance	-	(19,315)
Net deferred tax asset	$-	$-

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. Since the Company as currently constituted did experience a change in ownership and control during the year ended December 31, 2016, usage of net operating loss carry forwards of $ 118,389 available as of December 31, 2015 may be limited in years ending after December 31, 2016.

7- Business Segments

The Company currently has one business segment which is residential construction. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The educational software and products segment was operated through Virtual Learning and has been discontinued as of December 31, 2016.

Summarized financial information by business segment for the six months ended June 30, 2017 and 2016 follows:

	Six months ended March 31,
	2017	2016
Revenue:
Residential construction	$1,761,871	$-
Educational software and
Products	-	79
Total	$1,761,871	$79

Income (loss) from operations:
Residential construction	$313,548	$-
Educational software and
Products	-	(15,321)
Corporate-	(124,881)	(10,499)
Total	$188,667	$(25,820)

Identifiable assets:

	June 30, 2017	December 31, 2016
	(Unaudited)
Residential construction	$897,015	$423,966
Educational software and products	-	-
Corporate	19,257	36,101
Total	$916,272	$460,067

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts primarily involve specialized construction related to compromised home foundations and related issues caused by damage from Super Storm Sandy, as well as the demolition of existing homes in order to build new homes.

8- Commitments and Contingencies

Construction Contracts

As of June 30, 2017, Dream Building, LLC is committed under 22 construction contracts outstanding with home owners with contract prices totaling $3,512,001, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement is from April 28, 2017 to December 31, 2020 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for commission based compensation based on delivering signed contracts for elevation, renovation or new home projects. There is no fixed salary or draw associated with this Agreement and compensation is only earned based on sales. For the three months ended June 30, 2017, sales commissions expense pursuant to the agreement were $9,295. Stock-based compensation chargeable to Company operations for the first 5,000 restricted shares granted will occur commencing July 2017.

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for commission based compensation based on delivering signed contracts for elevation, renovation or new home projects. There is no fixed salary or draw associated with this Agreement and compensation is only earned based on sales. For the three months ended June 30, 2017, sales commissions expense pursuant to the agreement was $ 0.

Lease Agreement

On June 20, 2017, DHDC executed a lease for a Modular Design and Kitchen/Bath showroom, office and storage space located at 2109 Bridge Avenue, Point Pleasant, New Jersey. The term of the Lease is five years from June 20, 2017 to June 20, 2022 with two (2) five (5) year options to renew. The Lease provides for monthly rent commencing August 20, 2017 at $1,200 per month until the earlier of completion of upstairs offices or November 20, 2017, at which time the monthly rent increases to $2,200 per month. Assuming DHDC is current in all rent and other charges, DHDC has the option to cancel the Lease with 90 days written notice to Landlord.

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

9. Related Party Transactions

Dream Homes Ltd. Allocated Payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2017, selling, general and administrative expenses include $ 217,948 incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for that period.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($6,000 total for the three months ended June 30, 2017) for this office space.

The Company has occupied under a lease entered into by DHL satellite office space at 2818 Bridge Avenue in Point Pleasant, New Jersey since August 2016 with a monthly rent of $850 commencing April 2017. For a 4 month period from April through July 2017, the Company sub-leased office space to Glen Kelly Real Estate for $550 per month. At the expiration of the lease term in October 2017, the Company will vacate this office space and occupy the new Modular Design and Kitchen/Bath showroom and office which is more thoroughly described in Note 8 under Lease Agreement.

10- Subsequent Events

On July 12, 2017, DHDC issued 40,000 restricted shares of DHDC’s common stock to Dream Homes, Ltd. (“DHL”) in exchange for certain equipment and vehicles owned by DHL. The transaction will be reflected in July 2017 at the $6,000 net carrying value of the assets on DHL’s books at July 12, 2017.

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants will be expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017.

Included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Vice President of Business Development that are not covered by the Employment Agreement dated April 28, 2017 described in Note 8. Also included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Sales Manager that are not covered by the Employment Agreement dated May 8, 2017 described in Note 8.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Dream Homes & Development Corporation (DHDC) was originally formed as a Nevada corporation on January 6, 2009, under the name of The Virtual Learning Company, Inc. It was originally a subscription-based, software-as-a-service provider of education products, as well as a producer and distributor of computer software and video educational materials on CD and DVD formatted disks and in a textbook ePub format.

Due to the Company’s change in focus to its construction business, the Company wrote off the remaining unamortized capitalized curriculum development costs of $20,534 at December 31, 2016.

Management recognized that the effects of Super Storm Sandy, which occurred on 10/29/12 would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

As such, Dream Homes and Development Corporation as well Dream Building LLC, which operates as a wholly owned subsidiary of Dream, will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations.

In addition to the existing elevation, renovation and new home projects currently in process, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and currently has over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

Management continues to anticipate steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and is estimated to have a market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market.

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

This seminar, as well as the Dream Homes Rebuilding Blog, have been an integral part of the Company’s marketing efforts and will continue to be in the future. Currently the blog, which is located at http://blog.dreamhomesltd.com , offers a wide variety of specific knowledge pertaining to construction, development, finance and general real estate matters. Built on a Word Press platform, the Rebuilding Blog is easily searchable by topic and a very useful resource for this demographic. Homeowners who need to build or rebuild are excellent candidates for all manner of educational material. As such, Dream Homes currently has in development a Nearly Famous Rebuilding after Sandy book, mobile application and numerous single topic publications which specifically explain particular aspects of the rebuilding process.

Common topics for short books and videos will include: Foundation Systems, Wall Treatments, Elevating your Home to Allow for a Basement, Adding a Garage, Waterproofing below the Flood Plain, Cost/Benefit Analysis of Various Improvements, Siding and Roofing Options and numerous other subjects.

Properties & other assets

In regard to the category of new home development, Dream Homes has acquired a contract for the development and construction of 58 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This development project is scheduled to begin in late 2017 or early 2018 and is projected to add approximately $13,000,000 to Dream’s gross sales, through its Dream Building LLC division.

Dream Homes has also acquired a contract for the purchase of 7 acres which will be developed into 13 single-family lots in Bayville, NJ. This property is fully improved and requires only development approvals such as major subdivision and zoning. This development project is scheduled to begin in late 2017 or early 2018 and is projected to add approximately $3,400,000 to Dream’s gross sales, through its Dream Building LLC division.

These properties are more thoroughly detailed in Note 3 -Deposits and Costs Coincident to Acquisition of Land for Development.

Finance and credit facilities

Though growth in the construction, elevation and renovation divisions of the company has been organic to this point, Dream has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $50,000. Though there are no specific uses for this facility at this time, management anticipates that it will be utilized to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

This facility is more thoroughly described in Note 8 under Line of Credit.

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

Marketing, Sales and Subscriber Support

One of the Company’s most significant strengths is in social media and digital marketing. Due to the fact that content is being regularly generated through the blog and the seminars, there is a constant stream of new information that is being placed on Facebook, Twitter, the Rebuilding Blog and other media channels. The Company’s Dream Building subsidiary is regularly ranked near the top of Google searches and is a strong source of new inquiries and recurring business. The Company’s web site can be found at www.dreamhomesltd.com and the blog at http://blog.dreamhomesltd.com .

Concentrations

Currently the concentrations of the Company’s operations fall into 3 broad categories, as follows: new construction & development on individual lots, renovation/elevation work and new home developments and subdivisions. Though the majority of the Company’s revenues are derived from the the first 2 categories, it is anticipated that new home developments and subdivisions will eventually 50% of the Company’s future revenue & earnings.

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

Because of the reduction in land values in New Jersey to levels that we feel represent attractive investment opportunities, we have the opportunity to offer homes at more competitive and affordable pricing levels. Our ability to offer elevation management, complete renovation, demolition and new construction and full architectural and engineering services gives us the ability to offer potential clients a full range of services.

Our initial investment goal is to evaluate each property to determine the best path to take in order to maximize potential return for that particular property. With new construction and development, our strategy is to not complete the purchase of either fully improved or fully approved properties until entitlements, permits and approvals have been received. Fully approved properties includes those having all the entitlements and permits in hand, and as needed, to post performance guarantees and/or file subdivision maps, and/or proceed with infrastructure construction, such as utilities, roads and other site improvements. With new construction, we have adopted this business model to help reduce our exposure to the many risks and costs associated with land development.

From time to time, and as we come across an outstanding investment opportunity in land development priced at a level that justifies the inherent risks and costs associated with land development, the Company may contract for, and will bring through the approval process, various types of raw land. The Company will continue to allocate capital in the pursuit of approvals, since the risk/reward of developmental activity is so great. Management notes again that we do not generally take ownership of the property until the approval process has been completed, but rather control the property through contracts and options. In these instances, if we should fail to obtain approvals for any reason, whether through unsuitability, change of zoning or other factors, our loss shall be limited to the money expended for the approvals to that date. Our planned business model includes the acquisition, construction, and sale of a variety of residential properties, including construction of entry-level and first time move-up single-family and multi-family homes.

In addition to offering traditional stick frame construction of our homes, we may also offer modular and manufactured homes, townhomes and condominiums. As such, we have opened a new modular and kitchen/bath design division and secured a fully outfitted design studio in Point Pleasant, New Jersey. Additional detail is provided in Note 8 under Lease Agreements.

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

In Management’s opinion, the southern New Jersey real estate market represents one of the most attractive real estate investment opportunities, with the greatest opportunity for future appreciation being concentrated in Ocean, Atlantic, Cape May, Monmouth and Middlesex counties. These areas primarily fall within 1-hour driving time, and serve as “bedroom” communities for, the Atlantic City, New York and Philadelphia metropolitan areas. In our opinion, the residential housing demand in this area, particularly in the market segments which we intend to address, enjoys a fundamental support level, based on several factors. These factors include excellent air, rail and road infrastructure, Atlantic City casino and support services, tourism, and a central location between Philadelphia and New York. Additionally, there has been a chronic affordable housing shortage throughout New Jersey and all indication are that condition will continue for the foreseeable future. This situation plays well into the Company’s strengths, which are focused on entry level or first time move up housing, as well as elevations and renovations of existing damaged homes. Finally, all of these market areas have tremendous growth potential due to the effects of Storm Sandy on the available housing supply.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2017 and 2016.

Results of Operations - Comparison for the six months ended June 30, 2017 and 2016.

(see Note 7-Business Segments)

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2017	Six months ended June 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,761,871	$-
Educational software and products	-	79
Total revenue	1,761,871	79

Cost of construction contracts	1,232,975	-

Gross profit	528,896	79

Operating Expenses:
Selling, general and administrative, including stock based services of $2,800 and $ 0, respectively	339,882	10,499
Depreciation expense	347	-
Amortization of capitalized curriculum development costs	-	15,400

Total operating expenses	340,229	25,899

Income (loss) from operations	188,667	(25,820)

Other expenses (income):
Interest expense	-	3,750
Amortization of debt discounts	-	4,166
Consulting fee income	-	(2,500)
Total other expenses (income)	-	5,416

Net income (loss) before income taxes	188,667	(31,236)
Provision for income taxes	43,891	-

Net income (loss)	$144,776	$(31,236)

Basic and diluted income (loss) per common share	$.01	$(.00)

Weighted average common shares outstanding-basic and diluted	23,836,735	16,304,300

Revenues

For the six months ended June 30, 2017 and 2016, revenues were $1,761,871 and $79, respectively. The increase in revenue of $ 1,761,792, was due to the newly acquired construction company in August 2016.

Cost of Sales

For the six months ended June 30, 2017 and 2016, cost of construction contracts were $ 1,232,975 and $0, respectively. This was due to the newly acquired construction company acquired in August 2016.

Operating Expenses

Operating expenses increased $314,330 from $25,899 in 2016 to $340,229 in 2017. The increase is attributable to the newly acquired construction company and the discontinuance of the educational software business.

Other income and expenses

Interest expense was $ 0 for the six months ended June 30, 2017 compared to $ 3,750 in 2016.

Amortization of debt discounts was $ 0 for the six months ended June 30, 2017 compared to $ 4,166 for 2016. Consulting income decreased from $ 2,500 for the six months ended June 30, 2016 to $ 0 for the six months ended June 30, 2017.

Results of Operations - Comparison for the three months ended June 30, 2017 and 2016.

(see Note 7-Business Segments)

	Three months ended June 30, 2017	Three months ended June 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,035,927	$-
Educational software and products	-	12
Total revenue	1,035,927	12

Cost of construction contracts	720,632	-

Gross profit	315,295	12

Operating Expenses:
Selling, general and administrative, including stock based services of $ 0 and $ 0, respectively	182,178	6,858
Depreciation expense	200	-
Amortization of capitalized curriculum development costs	-	7,700
	182,378	14,558
Total operating expenses

Income (loss) from operations	132,917	(14,546

Other expenses (income):
Interest expense	-	1,875
Amortization of debt discounts	-	1,666
Consulting fee income	-	-
Total other expenses (income)	-	3,541

Net income (loss) before income taxes	132,917	(18,087
Provision for income taxes	43,182	-

Net income (loss)	$89,735	$(18,087

Basic and diluted income (loss) per common share	$.00	$(.00

Weighted average common shares outstanding-basic and diluted	23,915,427	16,304,300

Revenues

For the three months ended June 30, 2017 and 2016, revenues were $ 1,035,927 and $12, respectively. The increase in revenue of $ 1,035,915, was due to the newly acquired construction company in August 2016.

Cost of Sales

For the three months ended June 30, 2017 and 2016, cost of construction contracts were $ 720,632 and $0, respectively. This was due to the newly acquired construction company acquired in August 2016.

Operating Expenses

Operating expenses increased $ 167,820 from $ 14,558 in 2016 to $ 182,378 in 2017. The increase is attributable to the newly acquired construction company and the discontinuance of the educational software business.

Other income and expenses

Interest expense was $ 0 for the three months ended June 30, 2017 compared to $ 1,875 in 2016.

Amortization of debt discounts was $ 0 for the three months ended June 30, 2017 compared to $ 1,666 for 2016.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, our cash balance was $338,864 and $266,709, respectively, total assets were $ 916,272 and $460,067, respectively, and total current liabilities amounted to $691,340 and $392,711, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of June 30, 2017 and December 31, 2016, the total stockholders’ equity was $224,932 and $67,356, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: August 21, 2017	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

