Form 10-Q
period 2017-09-30
Dream Homes & Development Corp.
filed 2017-11-20
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ___ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X_

The number of shares outstanding of the registrant’s common stock, as of November 15, 2017, was 24,000,953.

DREAM HOMES & DEVELOPMENT CORPORATION

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$190,769	$266,709
Accounts receivable	404,133	115,652
Costs and estimated earnings in excess of billings	122,834	57,706
Total current assets	717,736	440,067

PROPERTY AND EQUIPMENT, net	10,372	-

OTHER ASSETS
Security deposit	2,200	-
Deposits and costs coincident to acquisition of land for development	144,322	20,000

Total assets	$874,630	$460,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$367,160	$94,854
Billings in excess of costs and estimated earnings	286,035	283,114
Accrued income taxes	16,327	-
Loans payable to related parties	15,743	14,743
Total current liabilities	685,265	392,711

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2017 and December 31, 2016, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2017 and December 31, 2016, there are 24,000,953 and 23,733,524 shares outstanding, respectively; and 100,000 shares committed not yet issued at December 31, 2016	24,001	23,833
Additional paid-in capital	1,456,090	1,407,855
Accumulated deficit	(1,290,726)	(1,364,332)
Total stockholders’equity	189,365	67,356

Total liabilities and stockholders’ equity	$874,630	$460,067

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$2,321,300	$58,977
Educational software and products	-	21
Total revenue	2,321,300	58,998

Cost of construction contracts	1,631,894	41,339

Gross profit	689,406	17,659

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 32,403 and $ 2,500, respectively	598,245	32,006
Depreciation expense	1,228	-
Amortization of capitalized curriculum development costs	-	23,100

Total operating expenses	599,473	55,106

Income (loss) from operations	89,933	(37,447)

Other expenses (income):
Interest expense	-	5,625
Amortization of debt discounts	-	4,166
Consulting fee income	-	(2,558)
Total other expenses (income)	-	7,233

Net income (loss) before income taxes	89,933	(44,680)
Provision for income taxes	16,327	-

Net income (loss)	$73,606	$(44,680)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	23,902,987	17,281,086

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2017	Three months ended September 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$559,429	$58,977
Educational software and products	-	-
Total revenue	559,429	58,977

Cost of construction contracts	398,919	41,339

Gross profit	160,510	17,638

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 29,603 and $ 2,500, respectively	258,363	21,507
Depreciation expense	881	-
Amortization of capitalized curriculum development costs		7,700
Total operating expenses	259,244	29,207

Income (loss) from operations	(98,734)	(11,569)

Other expenses (income):
Interest expense	-	1,875
Amortization of debt discounts	-	-
Total other expenses (income)	-	1,875

Net income (loss) before income taxes	(98,734)	(13,444)
Provision for income taxes	(27,564)	-

Net income (loss)	$(71,170)	$(13,444)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	23,992,686	19,234,659

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2017 Unaudited	Nine months ended September 30, 2016 Unaudited
OPERATING ACTIVITIES
Net income (loss)	$73,606	$(44,680)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of capitalized curriculum development costs	-	23,100
Depreciation expense	1,228	-
Amortization of debt discounts	-	4,166
Stock-based compensation	32,403	2,500
Changes in operating assets and liabilities:
Accounts receivable	(288,481)	(55,245)
Costs in excess of billings and estimated earnings	(65,128)	-
Accounts payable and accrued expenses	272,506	50,174
Billings in excess of costs and estimated earnings	2,921	56,997
Accrued income taxes	16,327	-
Net cash provided in operating activities	45,382	37,012

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-
Security deposits	(2,200)	-
Deposits and costs coincident to acquisition of land for development	(114,322)	-
Net cash (used) in investing activities	(122,322)	-

FINANCING ACTIVITIES
Proceeds from loans payable to related parties	1,000	24,883
Repayments of loans payable	-	(3,000)

Net cash (used) by financing activities	1,000	21,883

NET INCREASE (DECREASE) IN CASH	(75,940)	58,895

CASH BALANCE, BEGINNING OF PERIOD	266,709	2,298

CASH BALANCE, END OF PERIOD	$190,769	$61,193

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$10,000	$-
Issuance of common stock to Dream Homes, Ltd. for vehicles	$6,000	$-
Issuance of 2,000,000 shares of common stock in satisfaction of loans payable to General Property Investments LLC	$-	$20,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation (DHDC) is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the five years that have passed since Superstorm Sandy flooded 30,000 owner-occupied homes, DHDC, an affiliated entity Dream Homes Ltd. (DHL) and other entities that management has been involved with, have helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

In addition to the coastal construction market, DHDC will continue to pursue opportunities in new single and multi-family home construction, with 2 new developments totaling 71 units under contract and in development. DHDC’s operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

In addition to the New Jersey market, the Company, through its Dream Building LLC subsidiary, has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

In addition to the Company’s construction operations, the Company holds a bi-monthly “Dream Homes Nearly Famous Rebuilding Seminar”, and publishes an informational blog known as the “Dream Homes Rebuilding Blog”. The Rebuilding Seminar is an educational tool for homeowners who need rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects. A professional team attends each seminar and presents on a diverse variety of topics, including expert advice from architects, engineers, finance people, attorneys, project managers, elevation professionals and builder/general contractors. The “Dream Homes Rebuilding Blog” is an educational platform written by Vincent Simonelli, which offers comprehensive advice on all aspects of construction, finance, development and real estate. The Blog is located at http://blog.dreamhomesltd.com.

History

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period, if dilutive.

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

Note 2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2017	December 31, 2016
	Unaudited
Office equipment	$4,115	$4,115
Vehicles	24,565	-
Less: Accumulated depreciation	(18,308)	(4,115)

Property and Equipment- net	$10,372	$-

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1,228 and $-0-, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Lacey Township, New Jersey, Pines contract:
Deposit	$10,000	$10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	99,025	-
Total Lacey Township, New Jersey contract	119,025	20,000

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	-
Site engineering, permits, and other costs	15,297	-
Total Berkeley Township, New Jersey contract	25,297	-

Total	$144,322	$20,000

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

On December 15, 2016, the Company acquired from General Development Corp. (“GDC”) rights to a contract to purchase over 9 acres of undeveloped land without amenities in Lacey Township, New Jersey (the “Lacey Contract or Dream Homes at the Pines”) for $15,000 cash (paid in December 2016) and 100,000 restricted shares of Company common stock (issued in April 2017) valued at $5,000. GDC acquired the rights to the contract from DHL on December 14, 2016 for $10,000 cash. As discussed in Note 8, Commitments and Contingencies under Line of Credit, the Company also has an available line of credit of $50,000 with GDC.

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

At this time, the contract is in good standing and there is no risk of cancellation. As per the contract, the Company is required to close on this property no later than March 18, 2019, which date is inclusive of the 24 months development period, and 2 additional 6-month extensions.

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

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DEP. Application for this permit was made in April 2017. As of this date, the CAFRA application is in the 30-day public comment period, and a permit is expected in January 2018. Lacey Township Planning Board meetings are scheduled for November 13,, 2017 and December 11, 2017.

It is anticipated that complete development approvals will cost approximately $40,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of September 30, 2017.

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

At this time, the Company estimates that the total engineering and approval costs will be approximately $40,000. The amount of money required to purchase the property is $700,000 of which $10,000 is currently on deposit. The Company has made application to the Berkeley Township Zoning Board.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	1,100	100
Total	$15,743	$14,743

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

On July 12, 2017, DHDC issued 40,000 restricted shares of DHDC’s common stock to Dream Homes, Ltd. (“DHL”) in exchange for vehicles owned by DHL. The transaction reflected $6,000 net carrying value of the assets on DHL’s books at July 12, 2017.

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Expected tax at 35%	$31,477	$(15,638)
State income taxes, net of Federal benefit	3,929	-
Non-deductible stock-based compensation	11,341	875
Non-deductible amortization of debt discounts	-	1,458
Non-deductible amortization of stock-based and contributed Capitalized Curriculum Development Costs	-	8,085
Provision for Federal income taxes at lower tax rates on taxable income	(11,105)
Change in valuation allowance	(19,315)	5,220
Provision for (benefit from) income taxes	$16,327	$-

The significant components of DHDC’s deferred tax asset as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$-	$19,315
Valuation allowance	-	(19,315)
Net deferred tax asset	$-	$-

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

7- Business Segments

The Company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction & new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The educational software and products segment was operated through Virtual Learning and has been discontinued as of December 31, 2016.

Summarized financial information by business segment for the nine months ended September 30, 2017 and 2016 follows:

	Nine months ended September 30,
	2017	2016
Revenue:
Residential construction	$2,321,300	$58,977
Educational software and Products	-	21
Total	$2,321,300	$58,988

Income (loss) from operations:
Residential construction	$255,829	$17,638
Educational software and Products	-	(23,079)
Corporate-	(165,896)	(32,006)
Total	$89,933	$(37,447)

Identifiable assets:

	September 30, 2017	December 31, 2016
	(Unaudited)
Residential construction	$842,905	$423,966
Educational software and products	-	-
Corporate	31,725	36,101
Total	$874,630	$460,067

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts primarily involve specialized construction related to compromised home foundations and related issues caused by damage from Super Storm Sandy.

8- Commitments and Contingencies

Construction Contracts

As of September 30, 2017, Dream Building, LLC is committed under 19 construction contracts outstanding with home owners with contract prices totaling $3,243,144, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement is from April 28, 2017 to December 31, 2020 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the nine months ended September 30, 2017, sales commission expense under these two employment agreements was $25,304.

Lease Agreement

On June 20, 2017, DHDC executed a lease for office and storage space located at 2109 Bridge Avenue, Point Pleasant, New Jersey. The term of the Lease is five years from June 20, 2017 to June 20, 2022 with two (2) five (5) year options to renew. The Lease provides for monthly rent commencing August 20, 2017 at $1,200 per month until the earlier of completion of upstairs offices or November 20, 2017, at which time the monthly rent increases to $2,200 per month. Assuming DHDC is current in all rent and other charges, DHDC has the option to cancel the Lease with 90 days written notice to Landlord.

For the three and nine months ended September 30, 2017, rent expense under this lease agreement was $4,400.

Investor Relations Agreement

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement expired on August 31, 2017 and provided for issuance of 56,000 restricted shares of common stock to the investor relations firm (stock issued on February 22, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017.

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

9. Related Party Transactions

Dream Homes Ltd. Allocated Payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the nine months ended September 30, 2017, selling, general and administrative expenses include $ 382,877 incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for that period. At September 30, 2017, accounts payable and accrued expenses included $102,167 due DHL under this arrangement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($12,000 total for the six months ended September 30, 2017) for this office space.

The Company has occupied under a lease entered into by DHL satellite office space at 2818 Bridge Avenue in Point Pleasant, New Jersey since August 2016 with a monthly rent of $800 commencing April 2017. This lease expires as of November 30, 2017 and will not be renewed.

10- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants will be expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the period July 12, 2017 through September 30, 2017, stock-based compensation attributable to the warrants was $ 29,603 using the above Black Scholes option pricing model.

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

Stock-based compensation attributable to the warrants for the three and nine months ended September 30, 2017 was $29,603. As of September 30, 2017, there was $378,247 of unrecognized compensation costs related to non-vested stock warrants which are expected to be recognized $33,988 in 2017, $135,950 in 2018, $135,950 in 2019, and $72,359 in 2020.

11- Subsequent Events

On November 3, 2017, the Company released a Private Placement Memorandum, which consists of an equity & debt offering for up to $5,000,000 in new capital. This capital will be utilized for acquisition and development of several of the properties the Company has under contract, as well as expansion into the Florida market. The offering is comprised of Units for sale as well as convertible debt. Each Unit is priced at $.40 per common share and includes 1 warrant to purchase an additional share of common stock for $.60 within 3 years of the date of Unit purchase. The convertible debt is offered at an 8% coupon, paid quarterly, has a maturity of 4 years and is convertible at $.75 per share. The offering is scheduled to close on January 2, 2018 unless extended by the Company. To date, the Company has not sold any units or convertible debt.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project”, the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended September 30, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the five years that have passed since Superstorm Sandy flooded 40,000 owner-occupied homes, DHDC and affiliated entity Dream Homes Ltd (DHL) has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, DHDC and affiliated entities has excelled. As many of our competitors have failed, DHDC has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, DHDC is positioned to capitalize on this opportunity for substantial revenue growth.

Management anticipates steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and have an anticipated market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

In addition to the New Jersey market, the Company, through its Dream Building LLC subsidiary, has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

In addition to the projects which the Company currently has under contract for elevation, renovation, new construction and development, there are a number of parcels of land which the Company has the ability to secure, whether through land contract or other types of options. These parcels represent additional opportunities for development and construction potential on the order of an additional 400 - 800 lots and/or residential units to be developed and built within an approximate time horizon of 5 years. Conceivably, this volume of production could yield $120,000,000 - $240,000,000 in gross revenue and $25,000,000 - $50,000,000 in earnings to the Company.

Management recognized that the effects of Super Storm Sandy, which occurred on October 29, 2012 would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation as well as Dream Building LLC, which operates as a wholly owned subsidiary of Dream, will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations.

In addition to the existing elevation, renovation and new home projects currently in process, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and currently has over 200 active prospects in its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

Management continues to anticipate steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and is estimated to have a market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market.

Our Competitive Strengths

The Company currently offers the following range of services and products: land development and approvals, infrastructure installation, new single and multi-family construction, engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. The Company offers comprehensive full turn key solutions, from plan design through certificate of occupancy, which gives it a competitive advantage over many other construction & development companies.

In addition to the above products and services, the Company offers educational and marketing opportunities via the Rebuilding Blog and the Rebuilding Seminar,

Among other core strengths, we believe that the “Dream Homes Nearly Famous Rebuilding Seminar”, as well as the informational blog known as the “Dream Homes Rebuilding Blog” are several of our key competitive advantages. At this time, we are not aware of any other building and development companies which offer these services to the public.

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

Common topics for short books and videos to be developed from Rebuilding Seminar and Rebuilding Blog content will include: Foundation Systems, Wall Treatments, Elevating your Home to Allow for a Basement, Adding a Garage, Waterproofing below the Flood Plain, Cost/Benefit Analysis of Various Improvements, Siding and Roofing Options and numerous other subjects.

Management Team

The management team, which consists of the present officers of the corporation as well as others who are considered key personnel, is as follows:

Vincent Simonelli, President, CEO, Chairman

Kathleen Dotoli, Esq., Director

Rich Pezzullo, Director, VP Information services

Valerie Jones, VP Human Resources

Timothy Tennis, VP Construction Services

Joseph Pascucci, VP Business Development

Louis A. Obsuth, VP Sales

Mark Sampson, Regional Supervisor

Dave Shaheen,Esq., General Counsel, Real Estate

John Bonello, Esq., General Counsel, Litigation

Christopher Dieterich, Esq., Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Director and President: Dream Homes & Development Corp.’s senior manager and principal, Vincent C. Simonelli, has over 24 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corp., and Managing Member of Dream Building LLC. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 1700 residential dwellings. Mr. Simonelli’s knowledge of the developmental and approval process throughout New Jersey makes him qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

Kathleen M. Dotoli, Esquire, Director: Kathleen a member of the Ocean County Bar and a Worker’s Compensation and Social Security Disability law specialist in NJ. And is one of the top ten practitioners in the New Jersey in those fields. Kathleen has personally conferenced, settled and/or tried over one thousand workers’ compensation claims during the course of twenty-two year legal career, addressing such issues as state temporary disability liens, private health care subrogation claims, Medicare lien issues and set-aside trusts, child support liens, and outstanding medical bills. Kathleen is a Juris Doctor, Quinnipiac University School of Law 1994, Hamden CT; Bachelor of Science, Fairleigh Dickinson University, 1990 Hackensack, NJ.

Kathleen is a board member of the American Red Cross, a board trustee, Co-Chair for the Worker’s Compensation and member of the Pro-Bono Committees for the Ocean County Bar Association, an executive member of the NJ State Bar, and member of the NJ State and American Bar Associations.

Richard Pezzullo, Director, VP Information Services: Richard Pezzullo is a graduate of Cornell University and served 20 years in the US Army Reserve, attaining the rank of Major. Since 1990, he has built and continues to run Netcentric Computer Solutions, which provides Information Technology and CTO/CIO services and currently support over 15,000 workstations in 60 locations throughout the US, UK, Japan and Morocco.

Mr. Pezzullo regularly advises managers on the operational ramifications of decisions made regarding software deployment, employee retention and project implementation, and over the past 15 years his breadth of knowledge across industry lines has been beneficial to Dream’s senior management. Rich lives in Freehold, NJ with his wife and has 3 children in college and graduate school.

Valerie Jones, VP Human Resources: Valerie is responsible for the recruiting, hiring, supervision and the training of office and field staff. She is responsible for the development of policy and procedures as well as the implementation of company protocol. Valerie provides strategic leadership in all facets of human resource management, oversees the daily management of all accounting operations and maintains all customer contracts, vendor accounts and payroll service. Valerie continues her education with the attendance of educational seminars and classes and has been with the company since 2011.

Timothy Tennis, VP Construction Services: Tim is responsible for overseeing construction operations for Dream Homes in Ocean, Monmouth and Atlantic counties. Tim has 30 years of experience in commercial and residential construction and is a licensed mechanical contractor, as well as holding previous licenses in as an electrician and master plumber. Tim has been with the Company for 4 years.

Joseph Pascucci, VP Business Development Joe is a seasoned veteran of the industry with extensive sales management and marketing experience. He spent the past 5 years with a competitor and turned the company around from bankruptcy by creating a new line of business that generated over $20 million in sales. He has an MBA from Fordham University and is an adjunct professor at Stockton University. Joe has expertise in new home construction and elevations, as well as federal Community Development Block Grants.

Louis A. Obsuth, VP Sales: Lou A. Obsuth is a retired Passaic County detective, a Point Pleasant resident for over 20 years and has successfully run Jersey Proud Modular in Point Pleasant for the last 8 years. Lou has extensive experience in modular and elevation construction, as well as general sales and marketing and heads the Company’s Modular Division.

Mark Sampson, Regional Supervisor: Mark Sampson has been with the Company for 6 years and manages a number of projects for Dream Homes. Mark has extensive experience in all phases of carpentry, framing, client and team management.

Dave Shaheen,Esq., General Counsel, Real Estate

John Bonello, Esq., General Counsel, Litigation

Christopher Dieterich, Esq., Securities Counsel and overall moral authority figure

Properties & other assets – In contract and under discussion

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

DHDC has also acquired a contract for the purchase of 7 acres which will be developed into 13 single-family lots in Bayville, NJ. This property is fully improved and requires only development approvals such as major subdivision and zoning. This development project is scheduled to begin in late 2017 or early 2018 and is projected to add approximately $3,400,000 to the Company’s gross sales, through its Dream Building LLC division.

In addition to the 2 properties listed above, DHDC is currently in discussions to purchase property under development for 48 waterfront townhomes, priced in the $400,000 range. This property is in the Company’s market area and each townhome offers a deeded boat slip. It is anticipated that the Company will solidify a contract to purchase during the 4th quarter of 2017. This project would add approximately $21,000,000 to 2019-2021 sales.

The first 2 properties listed above are more thoroughly detailed in Note 3 -Deposits and Costs Coincident to Acquisition of Land for Development.

The Company is also in discussion for 3 other developments in NJ, including an 80-lot single-family subdivision, a 74-unit townhouse development and a 110-unit townhouse development. All are in various stages of development, approval and permitting and are scheduled to begin in late 2018 and last through 2021. If all 3 of these projects were to be acquired and constructed, they represent a total of $87,000,000 in retail sales.

Finance and credit facilities

Though growth in the construction, elevation and renovation divisions of the company has been organic to this point, DHDC has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $50,000. Though there are no specific uses for this facility at this time, management anticipates that it will be utilized to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

This facility is more thoroughly described in Note 8 under Line of Credit.

In addition, on November 3, 2017, the Company released a Private Placement Memorandum, which consists of an equity and debt offering for up to $5,000,000 in new capital. This capital will be utilized for acquisition and development of several of the properties the Company has under contract, as well as expansion into the Florida market. The offering is comprised of Units for sale, as well as convertible debt. Each Unit includes 1 share of Common Stock and one Warrant. The common stock is priced at $.40 per common share and a Warrant to purchase an additional share of common stock for $.60 within 3 years of the date of Unit purchase. The convertible debt is offered at an 8% coupon, paid quarterly, has a maturity of 4 years and is convertible at $.75 per share. The offering is scheduled to close on January 2, 2018 unless extended by the company. To date, the Company has not sold any units or convertible debt.

Our Products and Services

In addition to the Rebuilding Blog and the Rebuilding Seminar, the Company offers the following range of services and products: engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. In the construction space, the Company offers a full turn key solution, from plan design through certificate of occupancy.

For additional detail, see the Our Competitive Strengths section above.

Marketing & Sales

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

Our Markets & Strategies

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

From time to time, and as we come across an outstanding investment opportunity in land development priced at a level that justifies the inherent risks and costs associated with land development, the Company may contract for, and will bring through the approval process, various types of raw land. The Company will continue to allocate capital in the pursuit of approvals, since the risk/reward of developmental activity is so great. Management notes again that we do not generally take ownership of the property until the approval process has been completed, but rather control the property through contracts and options. In these instances, if we should fail to obtain approvals for any reason, whether through unsuitability, change of zoning or other factors, our loss shall be limited to the money expended for the approvals to that date. Our business model includes the acquisition, construction, and sale of a variety of residential properties, including construction of entry-level and first time move-up single-family and multi-family homes.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2017 and 2016.

Results of Operations - Comparison for the nine months ended September 30, 2017 and 2016.

(see Note 7-Business Segments)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$2,321,300	$58,977
Educational software and products	-	21
Total revenue	2,321,300	58,998

Cost of construction contracts	1,631,894	41,339

Gross profit	689,406	17,659

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 32,403 and $ 2,500, respectively	598,245	32,006
Depreciation expense	1,228	-
Amortization of capitalized curriculum development costs	-	23,100

Total operating expenses	599,473	55,106

Income (loss) from operations	89,933	(37,447)

Other expenses (income):
Interest expense	-	5,625
Amortization of debt discounts	-	4,166
Consulting fee income	-	(2,558)
Total other expenses (income)	-	7,233

Net income (loss) before income taxes	89,933	(44,680)
Provision for income taxes	16,327	-

Net income (loss)	$73,606	$(44,680)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	23,902,987	17,281,086

Revenues

For the nine months ended September 30, 2017 and 2016, revenues were $2,321,300 and $58,998, respectively. The increase in revenue of $ 2,262,302, was due to the newly acquired construction company in August 2016.

Cost of Sales

For the nine months ended September 30, 2017 and 2016, cost of construction contracts were $ 1,631,894 and $41,339, respectively. The increase was due to the newly acquired construction company acquired in August 2016.

Operating Expenses

Operating expenses increased $544,367 from $55,106 in 2016 to $599,473 in 2017. The increase is attributable to the newly acquired construction company and the discontinuance of the educational software business.

Other income and expenses

Interest expense was $ 0 for the nine months ended September 30, 2017 compared to $ 5,625 in 2016.

Amortization of debt discounts was $ 0 for the nine months ended September 30, 2017 compared to $ 4,166 for 2016. Consulting income decreased from $ 2,558 for the nine months ended June 30, 2016 to $ 0 for the nine months ended September 30, 2017.

Results of Operations - Comparison for the three months ended September 30, 2017 and 2016.

(see Note 7-Business Segments)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended September 30, 2017	Three months ended September 30, 2016
	Unaudited	Unaudited
Revenue:
Construction contracts	$559,429	$58,977
Educational software and products	-	-
Total revenue	559,429	58,977

Cost of construction contracts	398,919	41,339

Gross profit	160,510	17,638

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 29,603 and $ 2,500, respectively	258,363	21,507
Depreciation expense	881	-
Amortization of capitalized curriculum development costs		7,700
Total operating expenses	259,244	29,207

Income (loss) from operations	(98,734)	(11,569

Other expenses (income):
Interest expense	-	1,875
Amortization of debt discounts	-	-
Total other expenses (income)	-	1,875

Net income (loss) before income taxes	(98,734)	(13,444
Provision for income taxes	(27,564)	-

Net income (loss)	$(71,170)	$(13,444

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	23,992,686	19,234,659

Revenues

For the three months ended September 30, 2017 and 2016, revenues were $ 559,429 and $58,977, respectively. The increase in revenue of $ 500,452, was due to the newly acquired construction company in August 2016.

Cost of Sales

For the three months ended September 30, 2017 and 2016, cost of construction contracts were $ 398,919 and $41,339, respectively. The increase was due to the newly acquired construction company acquired in August 2016.

Operating Expenses

Operating expenses increased $ 200,434 from $ 29,207 in 2016 to $ 259,244 in 2017. The increase is attributable to the newly acquired construction company and the discontinuance of the educational software business.

Other income and expenses

Interest expense was $ 0 for the three months ended September 30, 2017 compared to $ 1,875 in 2016.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, our cash balance was $190,769 and $266,709, respectively, total assets were $ 874,630 and $460,067, respectively, and total current liabilities amounted to $685,265 and $392,711, respectively, including loans payable to related parties of $15,743 and $14,743, respectively. As of September 30, 2017 and December 31, 2016, the total stockholders’ equity was $189,365 and $67,356, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its clients over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations since inception, and we do not anticipate that inflationary factors will have a significant impact on future operations.

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

Item 4. Other Information.

None.

Item 5. Exhibits.

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

Date: November 20, 2017	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

