Form 10-K
period 2017-12-31
Dream Homes & Development Corp.
filed 2018-04-17
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-174674

DREAM HOMES & DEVELOPMENT CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Nevada	20-2208821
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 17, 2018

Common Stock, par value $0.001	24,041,263

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2017): None

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Dream Homes & Development Corporation,” “Dream” “Company,” “we,” “our” and “us” refer to Dream Homes & Development Corporation.

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

PART I

Item 1. Business

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the five years that have passed since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

Our Growth Strategy

The Company has recognized that the effects of Super Storm Sandy, which occurred on 10/29/12 would be far reaching and cause an almost unlimited demand for construction information, as well as specific construction services. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, the management team of Dream feels that pursuing new home construction and elevation/renovation projects will continue to produce a stable revenue stream for the company.

In addition to the Company’s current projects, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and added over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

Management anticipates steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and have a market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market.

Properties & other assets

In regard to the category of real estate development, Dream Homes has acquired a contract for the development and construction of 58 new townhomes in central Ocean County, NJ. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This development project is scheduled to begin in late 2018 or early 2019 and is projected to add approximately $13,000,000 to the Company’s gross sales, through its Dream Building LLC division.

The Company is also in contract and in the approval process for a 7-acre tract in central Ocean County, New Jersey, which will yield 13 single-family lots. This development project is scheduled to begin in late 2018 and is projected to add approximately $4,500,000 to the Company’s gross sales, through its Dream Building LLC division.

Additional information regarding these properties as well as other properties which the Company is working on currently can be found in the Management Discussions section below.

Finance and credit facilities

Dream Homes has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $50,000. Though there are no specific uses for this facility at this time, management anticipates that it will be utilized to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

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

Concentrations

Currently the concentrations of the Company’s operations fall into 3 broad categories, as follows: New construction & development on single lots, renovation/elevation work, and new subdivisions for single and multi-family homes.

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

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently owns 17.91% of the Company. DHL provides payroll services that includes the 2 officers of the Company, as well as certain employees and allocates payroll proportionately as required.

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2017, the Company has not entered into any employment or consulting agreements.

The management team, which consists of the present officers of the corporation as well as others who are considered key personnel, is as follows:

Vincent Simonelli, President, CEO, Chairman

Kathleen Dotoli, Esq., Director

Rich Pezzullo, Director, VP Information services

Valerie Jones, Secretary and VP Human Resources

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

Valerie Jones, Secretary and VP Human Resources: Valerie is responsible for the recruiting, hiring, supervision and the training of office and field staff. She is responsible for the development of policy and procedures as well as the implementation of company protocol. Valerie provides strategic leadership in all facets of human resource management, oversees the daily management of all accounting operations and maintains all customer contracts, vendor accounts and payroll service. Valerie continues her education with the attendance of educational seminars and classes and has been with the company since 2011.

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

Facilities

The Company currently occupies a 2000 square foot office space at 314 S. Main Street in Forked River, NJ which is rented for $2,000 per month, on a net, net basis. The Company also maintains a design showroom at 2109 Bridge Avenue in Point Pleasant, which is leased at $2200 per month on a net basis.

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

Our board is composed of three members, Vincent Simonelli, Kathleen Dotoli & Richard Pezzullo. Mr. Simonelli and affiliated companies, current own or control 56.80% of the issued and outstanding common stock shares of Dream Homes & Development Corporation. Kathleen Dotoli is the second board member and an independent director. Mr. Pezzullo is an employee of Dream Homes, serving as the VP of Information Technology, as well as third member of the board. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and is not a significant owner of the company’s shares. Due to our small size, the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

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

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. Failure to achieve revenues, or a reduction in our revenues once achieved, could, in turn, negatively affect the market price of our securities. The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

● employment levels and job growth;

● availability of financing for home buyers;

● interest rates;

● consumer confidence;

● housing demand; and

● population growth.

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

If we are unsuccessful in competing against our homebuilding competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer. Notwithstanding that potential risk, the barriers to entry in the elevation/renovation portion of our business are very high, primarily due to the complexity of the home elevation process.

Though competition in the homebuilding industry is intense, and there are relatively low barriers to entry into the new home building business, there is markedly less competition in the elevation/renovation portion of the business. This is primarily due to the complexity and technical difficulty of the home elevation business. Increased competition in the new home building business could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and the value of, or our ability to service, our debt, including the notes, could be adversely affected.

In the elevation/renovation portion of our business, competition has lessened over the last several years, due to the reasons listed above. Consequently, the Company’s market share of this portion of our business has increased, as competitors have abandoned the elevation / renovation business and focused on new home construction, which is markedly less difficult than completing elevation projects.

We could experience a reduction in new home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities. Notwithstanding, the elevation/renovation portion of our business should suffer little or no effect for these reasons, since the primary source of funds for this type of project is private and client based.

The new homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. Although we believe that internally generated funds and available borrowings under our revolving credit facility will be available to fund our capital and other expenditures (including land purchases in connection with ordinary development activities), the amounts available from such sources may not be sufficient. If such sources are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the indentures governing the notes and our other existing debt.

Although as noted above, the new homebuilding industry is very capital intensive, the elevation/renovation portion of our business should suffer little or no effect, since the primary source of funds for this type of project is private and client based. At this time approximately 75% of our revenue is based on elevation/renovation work, which is not subject to any great degree to the availability or lack thereof, of institutional capital. The Company may need to seek out loans from banks to finance these projects. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Company to provide those guarantees, the financing of the deals may be adversely affected. The exact amount of funding required for each particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title for each individual property.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Changes in regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment.

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

Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction defect liabilities and costs of defense that the builders have incurred. Insurance coverage available to subcontractors for construction defects is becoming increasingly expensive, and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer greater losses which could decrease our net income.

Raw material and labor shortages and price fluctuations could delay or increase the cost of new home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected by our ability to raise sales prices.

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

Our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the market value of the common stock, whether trading or not, may fluctuate. Because of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future because of a variety of both national and local factors, including, among others:

● the timing of home closings and land sales;

● our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;

● conditions of the real estate market in areas where we operate and of the general economy;

● raw material and labor shortages;

● seasonal home buying patterns; and

● other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

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

Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

●	regulatory or political developments;

●	market conditions in the broader stock market;

●	actual or anticipated fluctuations in our quarterly financial and results of operations;

●	introduction of new products or services by us or our competitors;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	investor perceptions of us and the construction industry;

●	sales, or anticipated sales, of large blocks of our stock;

●	additions or departures of key personnel;

●	litigation and governmental investigations; and

●	changing economic conditions.

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

As of December 31, 2017, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock is currently traded on the OTCQB under the ticker symbol DREM.

There are currently 24,041,263 shares of common stock issued and outstanding held by approximately 58 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2017	December 31, 2016
Statements of Income:
Revenue	$2,939,634	$568,312
Gross profit	969,813	153,284
Income (loss) from continuing operations	19,938	(2,668)
Net income (loss)	$12,772	$(11,776)
Basic and diluted	$.00	$(.00)
Balance Sheet Data:
Cash and cash equivalents	$248,056	$266,709
Total assets	774,212	460,067
Total liabilities	546,439	392,711
Total equity	$227,773	$67,356

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

PLAN OF OPERATION

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the six years that have passed since Superstorm Sandy flooded over 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

Management recognized that the effects of Super Storm Sandy, which occurred on 10/29/12, would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

In addition to the New Jersey market, the Company, through its Dream Building LLC subsidiary, has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2017 is $3,243,144.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 58 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in late 2018 or early 2019 and is projected to add approximately $13,000,000 to the Company’s gross sales, through its Dream Building LLC division.

The Company has received preliminary CAFRA approval for the 58-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property is subject to an application with the state planning commission to be designated as a CAFRA Town Center property, which will enable greater density. As such the planning board has agreed to reschedule the hearing pending passage of this planning zone by New Jersey. It is anticipated that this project will be heard again on the June or July 2018 meeting. Sales at retail for this development should be in the $16 million-dollar range.

The Company is in contract and in the approval process for a 7-acre tract in central Ocean County, New Jersey, which will yield 13 single-family lots. This development project is scheduled to begin in late 2018 and is projected to add approximately $4,500,000 to the Company’s gross sales, through its Dream Building LLC division.

Dream submitted a use variance application to the Board of Adjustment for approval for 13 single family lots, which are fully improved. This application was deemed complete by the town engineer and is scheduled for hearing on April 11, 2018. Assuming zoning approval, a planning board application will be made shortly afterward. The construction start date is estimated for late 2018 and these homes are planned for high-efficiency construction techniques, including passive solar roof panels, insulation of R50 in walls and ceilings, low-flow toilets and faucets and LED lighting throughout. Sales at retail for this development are projected to be in the $4 million-dollar range.

The Company has signed a letter of intent and a contract will be signed to acquire the rights to a purchase contract via contract assignment for 48 waterfront townhomes with boat slips in Lacey, NJ. The project is currently in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is partially improved with all boat slips built. It has a retail value of $21 million and is expected to start in late 2018 or early 2019.

Properties in discussion with signed letters of intent, not in contract

A revised 3rd letter of intent (LOI) has just been offered to acquire 70 townhouse lots in Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract.. This property is approved and unimproved. The project is slated to begin in the middle of 2018 and has a retail value of $17 million.

A signed LOI has been offered to build 80 single family lots in Mickleton, NJ to begin early to middle 2018 with a retail value of $50 million This property is approved and partially improved.

A letter of intent (LOI) has just been offered to acquire property to develop 15 single family homes in central Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract. This property is unapproved and unimproved. The project is slated to begin in late of 2018 and has a retail value of $6 million.

A 2nd signed letter of intent has been offered to acquire property to develop 80 condominium units in an existing commercial plaza in central Ocean County, NJ. This property has been in discussion since September of 2017 and preliminary conceptual, engineering and feasibility studies have been completed. It is Management’s opinion that this property is moving forward to contract. This property, which is a pad site within an existing mixed-use commercial complex, is improved. The project is slated to begin in late summer of 2019 and has a retail value of $16 million.

Discussions have been occurring since December of 2017 and a signed letter of intent has been offered to acquire property to develop 102 townhome units in southern Ocean County, NJ. This property was originally in contract and under development by the Company’s management team during the 2006-2009 period, at which time the project was not finalized due to the financial crisis of 2009. As such, a large amount of engineering, environmental, traffic and architectural work has been completed. It is Management’s opinion that this property is moving forward to contract. This property is not fully approved and is unimproved. The project is slated to begin in late summer of 2019 and has a retail value of $23 million.

These 5 new developments with offered, signed letters of intent, as well as the three developments that we have under contract and in development represent over $108 million in new home construction projects on the books in the near future. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Design Center in Point Pleasant has also led to an increase in modular traffic and sales, as well as facilitated and increased client selections throughout our entire region.

The Company was awarded the Ocean County Best of the Best for 2017 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the company, and is becoming increasingly well known to homeowners in need of elevation & renovation work. The management team has never failed to complete a project in over 24 years in the industry.

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business, until it represents 50% - 70% of our entire revenue stream, from the current level of 20%. New home development has a much greater scalability and growth potential than elevation/renovation work. The Company has enjoyed steady growth in the renovation/elevation portion of the company and anticipates that by year end 2018 each part of the company (new homes and elevation work) will represent 50% of total revenue. By mid-year 2019, new home construction and development should represent over 70% of revenue.

Management hopes for steady growth in all segments of the company, since the rebuilding process will occur over the next 15-20 years. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 10,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars. The company anticipates being able to efficiently address 5% - 10% of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

Among the Company’s other assets that are currently held, are the rights to operate the educational construction seminar known as “Dream Homes Nearly Famous Rebuilding Seminar”, as well as the informational blog known as the “Dream Homes Rebuilding Blog.”

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016

Revenue:
Construction contracts	$2,939,634	$568,291
Educational software and products	-	21
Total revenue	2,939,634	568,312

Cost of construction contracts	1,969,821	415,028

Gross profit	969,813	153,284

Operating Expenses:
Selling, general and administrative, including stock based compensation of $66,864 and $19,500, respectively	947,219	104,618
Depreciation expense	2,656	-
Amortization and impairment of capitalized curriculum development costs	-	51,334

Total operating expenses	949,875	155,952

Income (loss) from operations	19,938	(2,668)

Other expenses (income):
Amortization of debt discounts	-	4,166
Interest expense	-	7,500
Consulting fee income	-	(2,558)
Total other expenses-net	-	9,108

Net income (loss) before income taxes	19,938	(11,776)
Provision for income taxes	7,166	-

Net income (loss)	$12,772	$(11,776)

Results of Operations - Comparison for the years ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and December 31, 2016, net revenues were $2,939,634 as compared to $568,312 for the year ended December 31, 2016. This increase in net revenue was the result of the acquired construction business in 2016. As of December 31, 2017 and 2016, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2017 and December 31, 2016, cost of construction contracts and sales were $1,969,821 as compared to $415,028 for the year ended December 31, 2016. This increase in cost of construction contracts and sales was the result of the acquired construction business in 2016.

Operating Expenses

Operating expenses increased $793,923 from $155,952 in 2016 to $949,875 in 2017. The increase was principally attributable to the increased in activity from the construction company acquired in 2016.

Major selling, general and administrative expenses for the year ended December 31, 2017 of $850,752 include salary expense of $607,305, warrant expense of $64,040, office expenses of $10,265, professional fees of $87,922, vehicle expenses of $ 27,527,advertising expenses of $ 24,227. Selling, general and administrative expenses for the year ended December 31, 2016 of $85,118 includes affiliated entity allocated salaries $49,103, professional fees of $12,430, insurance $3,131, transfer agent fees $12,832, office supplies and postage $2035, travel expense $1,222, and other $4,365.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, our cash balance was $248,056 and $266,709, respectively, total assets were $774,212 and $460,067, respectively, and total current liabilities amounted to $546,439 and $392,711, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of December 31, 2017 and 2016, the total stockholders’ equity was $227,773 and $67,356, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dream Homes & Development Corporation

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Dream Homes & Development Corporation and subsidiary as of December 31, 2017 and 2016 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 17, 2018

I have served as the Company’s auditor since 2014.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$248,056	$266,709
Accounts receivable	230,345	115,652
Costs and estimated earnings in excess of billings	74,338	57,706
Total current assets	552,739	440,067

PROPERTY AND EQUIPMENT, net	9,144	-

OTHER ASSETS
Security deposit	2,200	-
Deposits and costs coincident to acquisition of land for development	210,129	20,000

Total assets	$774,212	$460,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,278	$94,854
Billings in excess of costs and estimated earnings	128,252	283,114
Accrued income taxes	7,166	-
Loans payable to related parties	14,743	14,743
Total current liabilities	546,439	392,711

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are 24,000,953 and 23,733,524 shares outstanding, respectively; and 202,510 and 100,000 shares committed not yet issued at December 31, 2017 and 2016, respectively	24,203	23,833
Additional paid-in capital	1,555,130	1,407,855
Accumulated deficit	(1,351,560)	(1,364,332)

Total stockholders’equity	227,773	67,356

Total liabilities and stockholders’ equity	$774,212	$460,067

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016

Revenue:
Construction contracts	$2,939,634	$568,291
Educational software and products	-	21
Total revenue	2,939,634	568,312

Cost of construction contracts	1,969,821	415,028

Gross profit	969,813	153,284

Operating Expenses:
Selling, general and administrative, including stock based compensation of $66,864 and $19,500, respectively	947,219	104,618
Depreciation expense	2,656	-
Amortization and impairment of capitalized curriculum development costs	-	51,334

Total operating expenses	949,875	155,952

Income (loss) from operations	19,938	(2,668)

Other expenses (income):
Amortization of debt discounts	-	4,166
Interest expense	-	7,500
Consulting fee income	-	(2,558)
Total other expenses-net	-	9,108

Net income (loss) before income taxes	19,938	(11,776)
Provision for income taxes	7,166	-

Net income (loss)	$12,772	$(11,776)

Basic and diluted income (loss) per common share	$.00	$(.00))

Weighted average common shares outstanding-basic and diluted	23,917,680	18,760,562

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	16,304,300	$16,304	$1,305,513	$(1,352,556)	$(30,739)
Issuance of common stock for: Company officers and directors	120,000	120	5,880		6,000
DHL employee bonuses	60,000	60	2,940		3,000
Issuance of common stock for accounting fees	160,000	160	7,840		8,000
Issuance of common stock for convertible noteholders	326,857	327	65,044		65,371
Issuance of common stock for satisfaction of loan payable to General Property Investments LLC	2,000,000	2,000	18,000		20,000
Issuance of common stock for legal fees	250,000	250	2,250		2,500
Issuance of common stock for 4.5% equity in Dream Homes, Ltd	2,225,000	2,225	(2,225)		-
Issuance of common stock to Dream Homes Ltd for rights to complete 6 in process contracts	2,287,367	2,287	(2,287)		-
Common stock to be issued for rights to land acquisition contract (committed not issued)	100,000	100	4,900		5,000
Net loss for the year ended December 31, 2016				(11,776)	(11,776)
Balance at December 31, 2016	23,833,524	23,833	1,407,855	(1,364,332)	67,356
Issuance of restricted common stock for investor relations and consulting services	56,000	56	2,744		2,800
Issuance of restricted common stock to Dream Homes Ltd for deposit on land	71,429	72	9,928		10,000
Issuance of restricted common stock to Dream Homes Ltd in exchange for vehicles	40,000	40	5,960		6,000
Issuance of restricted common stock to Dream Homes Ltd for rights to land acquisition contract (committed not issued)	162,200	162	48,495		48,657
Issuance of common stock for cash per Subscription Agreement (committed not issued)	12,500	13	4,987		5,000
Issuance of common stock for lumber credit per Subscription Agreement (committed not issued)	27,810	27	11,097		11,124
Expense relating to 750,000 stock warrants issued to Company’s executive team			64,064		64,064
Net income for the year ended December 31, 2017				12,772	12,772

Balance at December 31, 2017	24,203,463	$24,203	$1,555,130	$(1,351,560)	$227,773

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016
OPERATING ACTIVITIES
Net income (loss)	$12,772	$(11,776)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization and impairment of capitalized curriculum development costs	-	51,334
Amortization of debt discounts	-	4,166
Depreciation expense	2,656	-
Stock-based compensation	66,864	19,500
Changes in operating assets and liabilities:
Accounts receivable	(114,693)	(115,652)
Costs and estimated earnings in excess of billings	(16,632)	(57,706)
Accounts payable and accrued liabilities	312,548	78,713
Billings in excess of costs and estimated earnings	(154,862)	283,114
Accrued income taxes	7,166	-
Accrued interest on convertible notes payable	-	7,500
Net cash provided in operating activities	115,819	259,193

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-
Security deposits	(2,200)	-
Deposits and costs coincident to acquisition of land for development	(131,472)	(15,000)
Net cash (used) in investing activities	(139,472)	(15,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-
Proceeds from loans payable to related parties	-	23,218
Repayments of loans payable to related parties	-	(3,000)

Net cash provided by financing activities	5,000	20,218

NET INCREASE (DECREASE) IN CASH	(18,653)	264,411

CASH BALANCE, BEGINNING OF PERIOD	266,709	2,298

CASH BALANCE, END OF PERIOD	$248,056	$266,709

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 71,429 restricted shares of common stock to Dream Homes, Ltd. for refundable deposit under contract rights to develop land	$10,000	$-
Issuance of common stock to Dream Homes, Ltd. for vehicles	$6,000	$-
Issuance of 2,000,000 restricted shares of common stock in satisfaction of loans payable to General Property Investments LLC	$-	$20,000
Issuance of 326,857 restricted shares of common stock for satisfaction of convertible notes payable and accrued interest	$-	$65,371
Common stock committed to be issued for rights to property acquisition contract	$48,657	5,000
Common stock committed to be issued for lumber credit per Subscription Agreement	$11,124	$-

 The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the five years that have passed since Superstorm Sandy flooded 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with 3 new developments totaling 119 units under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

The majority stockholder and chief executive officer of DHL was also the controlling stockholder and chief executive officer of Virtual Learning. As Virtual Learning and DHL were entities under common control, the acquired assets were reflected by Virtual Learning at DHL’s $0 carrying amount on the date of transfer pursuant to Accounting Standards Codification (“ASC”) 805-50-30-5.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact of this ASU on our financial position, results of operations and cash flows.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31,	December 31,
	2017	2016

Office equipment	$4,115	$4,115
Vehicles	24,565	-
Less: Accumulated depreciation	(19,536)	(4,115)

Property and Equipment- net	$9,144	$-

Depreciation expense for the years ended December 31, 2017 and 2016 was $ 2,656 and $-0-, respectively.

3-Other Assets

Capitalized Curriculum Development Costs

Capitalized curriculum development costs is summarized as follows:

	December 31, 2017	December 31, 2016
Common stock issued to individuals for services relating to curriculum development	$110,000	$110,000

Contributed services of Thomas Monahan, President of Virtual Learning, relating to curriculum development	44,000	44,000

Total costs	154,000	154,000
Less accumulated amortization and impairment	(154,000)	(154,000)

Net	$-	$-

For the years ended December 31, 2017 and 2016, amortization and 2016 impairment of $20,534 of Capitalized Curriculum Development Costs were $ 0 and $51,334, respectively.

4-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2017	December 31, 2016

Lacey Township, New Jersey, Marina contract:
Deposit	25,000	-
Site engineering, permits and other costs:	23,657	-
Total Marina Contract	48,657	-

Lacey Township, New Jersey, Pines contract:
Deposit	10,000	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,215	-
Total Pines contract	131,215	20,000

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	-
Site engineering, permits, and other costs	20,257	-
Total Tallwoods contract	30,257	-

Total	$210,129	$20,000

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

On December 15, 2016, the Company acquired from General Development Corp. (“GDC”) rights to a contract to purchase over 9 acres of undeveloped land without amenities in Lacey Township, New Jersey (the “Lacey Contract or Dream Homes at the Pines”) for $15,000 cash (paid in December 2016) and 100,000 restricted shares of Company common stock (issued in April 2017) valued at $5,000. GDC acquired the rights to the contract from DHL on December 14, 2016 for $10,000 cash. As discussed in Note 9, Commitments and Contingencies under Line of Credit, the Company also has an available line of credit of $50,000 with GDC.

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

At this time, the contract is in good standing and there is no risk of cancellation. As per the contract, the Company is required to close on this property no later than March 18, 2019, which date is inclusive of the 24-month development period, and 2 additional 6-month extensions.

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

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DEP. Application for this permit was made in April 2017. As of this date, the CAFRA application has been put on hold pending a determination if the township will be approved by the State of New Jersey for a CAFRA Town Center designation. A permit is expected to be issued in June or July of 2018. A Lacey Township Planning Board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting will be scheduled upon receipt of outside agency permits and the other requested information.

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of December 31, 2017.

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

Lacey Township, New Jersey, “Dream Homes at Forked River”, Marina Contract

The Company has acquired the rights to a purchase contract via contract assignment for 48 waterfront townhomes with boat slips in Lacey, NJ. The project is currently in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is a waterfront property, and is partially improved with all boat slips currently installed, the Department of Transportation permit received and the curb cut from Route 9 in place. The property when completely constructed has a retail value of $21 million and is expected to begin site improvements in late 2018 or early 2019.

On December 8, 2017, the Company acquired from DHL rights to a contract to purchase over +/- 7.5 acres of land in Lacey Township, NJ (the “Marina Contract or Dream Homes at Forked River”) for 162,200 restricted shares of Company common stock (committed but not issued as of April 16, 2018). The Contract between DHL and the seller of the land was dated February 24, 2016 and provides for a $2,166,710 purchase price with closing on or about 60 days after final development approvals have been obtained and memorialized. DHL paid the seller a refundable $25,000 deposit in February 2016 pursuant to the Marina contract.

The due diligence period associated with this property expired on May 1, 2016 and all costs associated with same were paid by Dream Homes Ltd. prior to the expiration date. The Company will incur no further costs related to the due diligence aspect of this purchase. The Company will incur all current and future costs associated with this property necessary to obtain all approvals, acquire the land and prepare the property to commence construction.

The land is currently approved for a marina and it is the Company’s intention to modify the approvals to a townhome use, as per the ordinance. The property is currently unimproved. As such, the necessary steps required to bring the property through the approval process involve design engineering as well as environmental approvals. Accordingly, the remaining costs will primarily involve engineering, legal and approval costs.

At this time, the Company estimates that the total engineering and approval costs will be approximately $100,000. The amount of money required to purchase the property is $2,430,000 of which $25,000 is currently on deposit.

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

5-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31,	December 31,
	2017	2016

Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

All the loans above are non-interest bearing and due on demand.

6 - Common Stock Issuances

On August 18, 2016, Virtual Learning issued 2,000,000 restricted shares of common stock to GPIL in satisfaction of $20,000 loans payable (see Note 5).

On August 19, 2016 (see Note 1), Virtual Learning issued 2,225,000 restricted shares of common stock to Dream Homes Ltd. for a 4.5% equity interest in Dream Homes Ltd. and certain other assets, at an agreed price of $.05 per share.

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

On February 22, 2017, DHDC issued 56,000 restricted shares of common stock to Green Chip Investor Relations pursuant to an Investor Relations and Consulting Services Agreement (see Note 9). The 56,000 restricted shares were valued at $2,800 ( or $.05 per share), which amount was expensed in the three months ended March 31, 2017.

On March 1, 2017, DHDC committed to issue 71,429 restricted shares of common stock (issued April 24, 2017) to DHL valued at $10,000, representing the amount of the refundable deposit on land made by DHL to the Seller in January 2017 for the Berkeley Township New Jersey contract (see Note 4).

On March 14, 2017, DHL assigned 275,000 restricted shares of Company common stock it held to the same minority stockholder of DHL that it assigned 100,000 shares of Company common stock on October 13, 2016 (see sixth preceding paragraph).

On April 26, 2017, DHDC issued 100,000 shares of restricted stock to General Development Corp. as payment of an assignment fee related to the 58 unit townhouse development in Lacey Township, NJ (see Note 4).

On July 12, 2017, DHDC issued 40,000 restricted shares of DHDC’s common stock to Dream Homes, Ltd. (“DHL”) in exchange for vehicles owned by DHL. The transaction reflected $6,000 net carrying value of the assets on DHL’s books at July 12, 2017.

On September 21, 2017, DHL assigned 25,000 restricted shares of Company common stock it held to the Secretary of both DHDC and DHL for services rendered to DHL. Accordingly, no stock-based compensation was recognized by DHDC.

On December 8, 2017, DHDC committed to issue 162,200 restricted shares of common stock to DHL valued at $48,658 (DHL’s historical cost of the assets being assigned), for the assignment of a contract to purchase property from DHL for the Lacey Township New Jersey contract (see Note 4).

On December 11, 2017, DHL assigned 100,000 restricted shares of Company common stock it held to the Company Securities Counsel of both DHDC and DHL in settlement of certain DHL accounts payable due him. Accordingly, no stock-based compensation was recognized by DHDC.

On December 27, 2017, DHDC committed to issue 12,500 restricted shares of DHDC’s common stock for cash proceeds of $ 5,000 at $.40 per share per the Subscription Agreement.

On December 29, 2017, DHDC committed to issue 27,810 restricted shares of DHDC’s common stock for settlement of $ 11,124 accounts payable at $.40 per share.

7 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Year ended December 31, 2017	Year ended December 31, 2016
Expected tax at 35%	$6,978	$(4,121)
State income taxes, net of Federal benefit	1,851	-
Non-deductible stock-based compensation	23,402	6,825
Non-deductible amortization of debt discounts	-	1,458
Non-deductible amortization and 2016 impairment of stock-based and contributed Capitalized Curriculum Development Costs	-	17,967
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	(5,750)	-
Change in valuation allowance	(19,315)	(22,129)
Provision for (benefit from) income taxes	$7,166	$-

The significant components of DHDC’s deferred tax asset as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forward	$-	$19,315
Valuation allowance	-	(19,315)
Net deferred tax asset	$-	$-

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

8- Business Segments

The Company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The educational software and products segment was operated through Virtual Learning and has been discontinued as of December 31, 2016.

Summarized financial information by business segment for the years ended December 31, 2017 and 2016 follows:

	Year ended December 31,
	2017	2016
Revenue:
Residential construction	$2,939,634	$568,291
Educational software and products	-	21
Total	$2,939,634	$568,312

Income (loss) from operations:
Residential construction	$287,096	$153,263
Educational software and products	-	(51,333)
Corporate-	(267,158)	(104,618)
Total	$19,938	$(2,668)

Identifiable assets:

	December 31,
	2017	2016
Residential construction	$748,313	$423,966
Corporate	25,899	36,101
Total	$774,212	$460,067

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts involve specialized construction related to compromised home foundations and related issues caused by damage from Super Storm Sandy, as well as new home construction.

9- Commitments and Contingencies

Construction Contracts

As of December 31, 2017, Dream Building, LLC is committed under 14 construction contracts outstanding with home owners with contract prices totaling $2,008,667, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

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

For the year ended December 31, 2017, sales commissions expense pursuant to these two employment agreements were $60,367.

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

For the year ended December 31, 2017, rent expense under this lease agreement was $11,000.

Investor Relations Agreement

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement expired on August 31, 2017 and provided for issuance of 56,000 restricted shares of common stock valued at $2,800 to the investor relations firm (stock issued on February 22, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017.

For the year ended December 31, 2017, consulting fees expense under this agreement was $12,150.

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

Private Placement

On November 3, 2017, the Company released a Private Placement Memorandum, which consists of an equity and debt offering for up to $5,000,000 in new capital. This capital will be utilized for acquisition and development of several of the properties the Company has under contract, as well as expansion into the Florida market. The offering is comprised of Units for sale as well as convertible debt. Each Unit is priced at $.40 per common share and includes 1 warrant to purchase an additional share of common stock for $.60 within 3 years of the date of Unit purchase. The convertible debt is offered at an 8% coupon, paid quarterly, has a maturity of 4 years and is convertible at $.75 per share. The offering was scheduled to close on January 2, 2018 and was extended unchanged by the company to June 2, 2018.

As of April 18, 2018, the Company has sold a total of 52,810 units and received $10,000 in cash ($5,000 before December 31, 2017 for 12,500 units and $5,000 after December 31, 2017 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of 11,124 for 27,810 units issuable to the vendor as of December 31, 2017.

10. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the year ended December 31, 2017, selling, general and administrative expenses include $607,305 incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for that period (which includes $54,000 salary paid to the Company’s Chief Executive Officer and $66,000 salary paid to the Company’s Secretary and VP of Human Resources). At December 31, 2017, accounts payable and accrued expenses include $130,152 due to DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($18,000 total for the nine months ended December 31, 2017) for this office space.

The Company occupied under a lease entered into by DHL satellite office space at 2818 Bridge Avenue in Point Pleasant, New Jersey since August 2016 with a monthly rent of $800 commencing April 2017 and ending September 2017 ($4,000 total for the five months ended September 30, 2017).

11- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the period July 12, 2017 through December 31, 2017, stock-based compensation attributable to the warrants was $ 64,064 using the above Black Scholes option pricing model.

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

12- Subsequent Events

On February 9, 2018, DHL assigned 40,000 restricted shares of Company common stock it held to a minority stockholder of DHL. This minority stockholder of DHL had contributed $10,000 out of approximately $500,000 in a private placement of common stock in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 30,000 restricted shares of DHL common stock in 2011 for legal services. Accordingly, no stock-based compensation was recognized by DHDC for this assignment of 40,000 shares.

On February 9, 2018, DHL assigned 25,000 restricted shares of Company common stock it held to the Secretary of both DHDC and DHL for accounting and administrative services rendered to DHL. Accordingly, no stock-based compensation was recognized by DHDC for this assignment of 25,000 shares.

On February 9, 2018, DHL assigned 25,000 restricted shares of Company common stock it held to a director of DHDC and service provider to DHL for legal services provided to DHL. Accordingly, no stock-based compensation was recognized by DHDC for this assignment of 25,000 shares.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2017.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	52	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Kathleen M. Dotoli	51	Director

Richard Pezzullo	59	Director

Valerie Jones	46	Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended December 31, 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2017	$54,000	-0-	-0-	$42,709	-0-	-0-	-0-	$96,709
President, CEO	2016	$6,000	-0-	$2500	-0-	-0-	-0-	-0-	$8,500
and Treasurer

Valerie Jones	2017	$66,000	-0-	-0-	$8,542	-0-	-0-	-0-	$74,542
Secretary	2016	$15,400	-0-	$2,500	-0-	-0-	-0-	-0-	$17,900

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 17.9% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of March 23, 2018 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	13,762,571 shares of common stock (1)	56.83%

	Valerie Jones Secretary	180,000 shares of common stock	.74%

	Kathleen Dotoli Director	74,500 shares of common stock	.31%

	Richard Pezzullo Director	110,000 shares of common stock	.45%

	Athena. Monahan*	3,000,0000 shares of common stock	12.39%

	Roger L. Fidler Esq.	1,650,000 shares of common stock	6.81%

All officers and directors (4 persons)		14,127,071 shares of common stock	58.34%

The percent of class is based on 24,215,963 shares of common stock issued and outstanding, including 202,510 shares committed and not yet issued, as of the date of this annual report.

(1) Includes 4,335,996 shares owned by Dream Homes Ltd. (DHL) and 2,266,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

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

On December 8, 2017, DHDC committed to issue 162,200 restricted shares of common stock to DHL valued at $48,658, representing the assignment to purchase property from DHL for the Lacey Township New Jersey contract (see Note 3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2017, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2017	2016
Audit Fees	$29,500	$14,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$14,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 17, 2018	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

