Form 10-Q
period 2018-03-31
Dream Homes & Development Corp.
filed 2018-05-21
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55445

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

The number of shares outstanding of the registrant’s common stock, as of May 15, 2018, was 24,000,953.

Explanatory Note: SEC rules require that financial statements of issuers included in Form 10-Q be reviewed by the issuers independent registered public accounting form. The review of the consolidated financial statements contained in this form 10-Q for the quarterly period ended March 31, 2018 has not yet been completed by our independent registered public accounting form, Michael T. Studer, CPA, PC. As soon as such review is completed, we will file an amended form 10-Q.

DREAM HOMES & DEVELOPMENT CORPORATION

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$176,279	$248,056
Accounts receivable	272,592	230,345
Costs in excess of billings and estimated earnings	154,545	74,338
Total current assets	603,416	552,739

PROPERTY AND EQUIPMENT, net	7,915	9,144

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for Development	224,382	210,129

Total assets	$830,413	$774,212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$445,717	$396,278
Billings in excess of costs and estimated earnings	367,014	128,252
Accrued income taxes	640	7,166
Loans payable to related parties	14,743	14,743
Total current liabilities	828,114	546,439

STOCKHOLDERS’ EQUITY (DEFICIENCY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are 24,013,453 and 24,000,953 shares outstanding, respectively; and 202,510 shares committed not yet issued at March 31, 2018 and December 31, 2017 respectively	24,203	24,203
Additional paid-in capital	1,589,118	1,555,130
Accumulated deficit	(1,614,922)	(1,351,560)

Total stockholders’equity (deficiency)	9,799	227,773

Total liabilities and stockholders’ equity (deficiency)	$837,913	$774,212

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2018	Three months ended March 31, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$381,727	$725,944
Total revenue	381,727	725,944

Cost of construction contracts	361,156	512,343

Gross profit (loss)	20,571	213,601

Operating Expenses:
Selling, general and administrative, including stock based compensation of $33,988 and $ 2,800, respectively	289,870	157,704
Depreciation expense	1,229	147

Total operating expenses	291,099	157,851

Income (loss) from operations	(270,528)	55,750

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(270,528)	55,750
Provision for income tax (expense) benefit	7,166	(709)

Net income (loss)	$(263,362)	$55,041

Basic and diluted income (loss) per common share	$(.01)	$.00

Weighted average common shares outstanding-basic and diluted	24,231,963	23,735,416

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2018	Three months ended March 31, 2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income (loss)	$(263,362)	$55,041
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	1,229	147

Stock-based compensation	33,988	2,800
Changes in operating assets and liabilities:
Accounts receivable	(42,247)	(227,122)
Costs in excess of billings and estimated earnings	(80,207)	5,402
Accounts payable and accrued liabilities	42,913	97,530
Billings in excess of costs and estimated earnings	238,762	90,838
Net cash provided (used) in operating activities	(68,924)	24,636

INVESTING ACTIVITIES
Purchase of office equipment	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(14,253)	(11,300)
Net cash (used) in investing activities	(14,253)	(13,500)

FINANCING ACTIVITIES
Proceeds from sale of common stock	11,400	-

Net cash provided (used) by financing activities	11,400	-

NET INCREASE (DECREASE) IN CASH	(71,777)	11,136

CASH BALANCE, BEGINNING OF PERIOD	248,056	266,709

CASH BALANCE, END OF PERIOD	$176,279	$277,845

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock committed to be issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$-	$10,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with 4 new developments totaling 123 units under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact of this ASU on our financial position, results of operations and cash flows at March 31, 2018 and for the three months then ended has not been significant.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Office equipment	$4,115	$4,115
Vehicles	24,565	24,565
Less: Accumulated depreciation	(20,765)	(19,536)

Property and Equipment- net	$7,915	$9,144

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,229 and $147, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	23,657	23,657
Total Marina Contract	48,657	48,657

Lacey Township, New Jersey, Pines contract:
Deposit	0	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	118,288	111,215
Total Pines contract	138,288	131,215

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	27,437	20,257
Total Tallwoods contract	37,437	30,257

Total	$224,382	$210,129

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

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of March 31, 2018.

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

The land is currently improved with streets and all public utilities in place. As such, the necessary steps required to bring the property through the approval process involve primarily design engineering. Since the property is on an improved street, a major subdivision application will be filed with the township, which will create 13 conforming buildable lots from the existing single 7-acre parcel. Accordingly, the remaining costs will primarily involve engineering and approval costs, as opposed to costs associated with the installation of infrastructure.

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

On December 8, 2017, the Company acquired from DHL rights to a contract to purchase over +/- 7.5 acres of land in Lacey Township, NJ (the “Marina Contract or Dream Homes at Forked River”) for 162,200 restricted shares of Company common stock (committed but not issued as of May 21, 2018). The Contract between DHL and the seller of the land was dated February 24, 2016 and provides for a $2,166,710 purchase price with closing on or about 60 days after final development approvals have been obtained and memorialized. DHL paid the seller a refundable $25,000 deposit in February 2016 pursuant to the Marina contract.

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

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. In addition, the Company has obtained a term sheet on April 5, 2018 and is waiting for a formal commitment from 1st Constitution Bank for a funding facility comprised of acquisition and development funding.

The Company intends to begin construction in the second quarter and the homes are projected to sell in the $350,000 - $375,000 range.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

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

On January 31, 2018, DHDC committed to issue 16,000 restricted shares of DHDC’s common stock for cash proceeds of $11,400 at $ .40 per share per the subscription agreement.

On February 9, 2018, DHL assigned 40,000 restricted shares of Company common stock it held to a minority stockholder of DHL. This minority stockholder of DHL had contributed $10,000 out of approximately $500,000 in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 30,000 restricted shares of DHL common stock in 2011 for legal services. Accordingly, no stock-based compensation was recognized by DHDC for this assignment of 40,000 shares.

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

On February 26, 2018 DHDC issued 12,500 restricted shares of DHDC’s common stock for cash proceeds of $ 5,000 at $.40 per share per the Subscription Agreement.

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate (21% in 2018; 35% in 2017)to income (loss) before income taxes.

The sources of the differences follow:

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Un audited)
Expected tax (benefit)	$(56,811)	$19,513
State income taxes, net of Federal benefit	(19,235)	-
Non-deductible stock-based compensation	9,554	980
Benefit from net operating loss carry back	(9,166)	-
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(469)
Change in valuation allowance	57,598	(19,315)
Other	8,894	-
Provision for (benefit from) income taxes	$(7,166)	$709

The significant components of DHDC’s deferred tax asset as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

At March 31, 2018, the Company has a net operating loss carryforward of approximately $204,903 which expires in year 2038. Based on management’s present assessment, the company has not yet determined it to be more likely than not that a deferred tax asset of $57,598 attributable to the future utilization of the $204,903 net operating loss carryforward will be realized. Accordingly, the company has recorded a 100% allowance against the deferred tax asset in the financial statements as of March 31, 2018.

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

As discussed in Note 11 (subsequent events), the Company has submitted a contract and offer to purchase a property currently approved for a 700 KW solar farm.

8- Commitments and Contingencies

Construction Contracts

As of March 31, 2018, Dream Building, LLC is committed under 21 construction contracts outstanding with home owners with contract prices totaling $ 3,160,009, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

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

For the three months ended March 31, 2018, sales commissions expense pursuant to these two employment agreements were $56,164.

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

For the three months ended March 31, 2018, rent expense under this lease agreement was $6,600.

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

For the three months ended March 31, 2018 and 2017, consulting fees expense under this agreement was $2,000.00 and $4800 respectively.

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

Private Placement

On November 3, 2017, the Company released a Private Placement Memorandum, which consists of an equity and debt offering for up to $5,000,000 in new capital. This capital will be utilized for acquisition and development of several of the properties the Company has under contract, as well as expansion into the Florida market. The offering is comprised of Units for sale as well as convertible debt. Each Unit is priced at $.40 per common share and includes 1 warrant to purchase an additional share of common stock for $.60 within 3 years of the date of Unit purchase. The convertible debt is offered at an 8% coupon, paid quarterly, has a maturity of 4 years and is convertible at $.75 per share. The offering was scheduled to close on January 2, 2018 and was extended unchanged by the Company to September 2, 2018.

As of May 21,, 2018, the Company has sold a total of 68,810 units and received $16,400 in cash ($5,000 in December 2017 for 12,500 units, $6,400 in January 2018 for 16,000 units and $5000 in February 2018 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of 11,124 for 27,810 units issuable to the vendor as of December 31, 2017.

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the three months ended March 31, 2018 and 2017, selling, general and administrative expenses include $120,217 and $100,603, respectively incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2018 amount includes $17,500 salary paid to the Company’s Chief Executive Officer and $14,400 salary paid to the Company’s Secretary and VP of Human Resources. At March 31, 2018, accounts payable and accrued expenses include $ 109,552 due to DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($6,000 total for the three months ended March 31, 2018) for this office space.

10- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the three months ended March 31, 2018, stock-based compensation attributable to the warrants was $ 33,988 using the above Black Scholes option pricing model.

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

In addition to the 750,000 warrants issued on July 12, 2017 per above, the company issued a total of 68,810 warrants in connection with the Private Placement described above in Note 8. The warrants are exercisable into common stock at an exercise price of $ ..60 per share for a period of 3 years commencing from the respective issuance dates of these warrants.

11- Subsequent Events

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000.

On May 1, 2018, the Company signed a contract to purchase 2 single family homes in Berkeley Township, NJ for $145,000. Currently, the transaction is in the due diligence phase, which ends on June 1, 2018. Both homes require renovation, which is expected to cost an additional $50,000 per home. It is the Company’s intention to renovate and either sell the properties, or hold them for rental. The properties are expected to sell to 3rd party purchasers for $200,000 - $225,000 for each home. The company will be required to pay $__________ cash consideration to the seller to close this purchase transaction.

On May 3, 2018, the Company submitted a signed contract and estimate to Rich Pezzullo, a Company director, for a fire rebuild of his principal residence in the amount of $543,000. We have received verbal agreement and anticipates a signed contract and estimate shortly.

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of improved/unimproved property in Gloucester County, which is currently approved by the county for an 108-unit apartment complex. in the amount of $1,080,000. The Company has received verbal agreement and expect a signed contract and estimate shortly.

On May 5, 2018, the Company signed a contract for an elevation/renovation project in Manahawkin, NJ. The contract amount is $228,000.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of improved/unimproved property in Berkeley Township, NJ. The property was previously approved by the township for 12 duplex residential units. A contract is currently pending on this property. The proposed purchase price is $370,000, for which the company will be required to pay $________cash consideration to the seller on signing of the contract.

On May 15, 2018 the Company submitted an estimate and contract for an elevation and renovation to a client in Toms River, NJ in the amount of $199,000. We have received verbal agreement and anticipate a signed contract and estimate shortly.

On May 15, 2018 the Company signed a contract for a kitchen renovation with a client in Brick, NJ in the amount of $23,000.

On May 15, 2018 the Company signed a contract for a new modular home project in Middletown, NJ. The contract amount is $225,000.

On May 17, 2018, the Company submitted a signed contract to purchase a 700 KW property to be developed as a solar farm in Glassboro, NJ. The purchase price is $700,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2018 and 2017. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream submitted a use variance application to the Board of Adjustment for approval for 13 single family lots, which are fully improved. This application was deemed complete by the town engineer and was head on April 11, 2018. The zoning board refused to rule on the application, and instructed the company to make application to the planning board. A planning board application will be made during the month of June 2018, with the intention to be heard at the July hearing. The construction start date is estimated for late 2018 and these homes are planned for high-efficiency construction techniques, including passive solar roof panels, insulation of R50 in walls and ceilings, low-flow toilets and faucets and LED lighting throughout. Sales at retail for this development are projected to be in the $4 million-dollar range.

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

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000.

On May 1, 2018, the Company signed a contract to purchase 2 single family homes in Berkeley Township, NJ for $145,000. Currently, the transaction is in the due diligence phase, which ends on June 1, 2018. Both homes require renovation, which is expected to cost an additional $50,000 per home. It is the Company’s intention to renovate and either sell the properties, or hold them for rental. The properties are expected to sell to 3rd party purchasers for $200,000 - $225,000 for each home.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The property was previously approved for 12 duplex residential units. A contract is currently pending on this property. The proposed purchase price is $370,000.

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

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently approved for an 108-unit apartment complex. in the amount of $1,080,000. The Company has received verbal agreement and expect a signed contract and estimate prior to May 25, 2018.

On May 17, 2018, the Company submitted a signed contract to purchase a 700 KW property to be developed as a solar farm in Glassboro, NJ. The purchase price is $700,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years.

These 6 new developments with offered, signed letters of intent, as well as the four developments that we have under contract and in development represent over $108 million in new home construction projects on the books in the near future. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2018 and 2017.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenue:
Construction contracts	$395,919	$725,944
Total revenue	395,919	725,944

Cost of construction contracts	399,046	512,343

Gross profit (loss)	(3,127)	213,601

Operating Expenses:
Selling, general and administrative, including stock based services of $2,800 and $0, respectively,	266,172	157,704
Depreciation expense	1,229	147

Total operating expenses	267,401	157,851

Income (loss) from operations	(270,528)	55,750

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses-net	-

Net income (loss) before income taxes	(270,528)	55,750
Provision for income tax (expense) benefit	7,166	(709)

Net income (loss)	$(263,362)	$55,041

Results of Operations - Comparison for the three months ended March 31, 2018 and 2017.

Revenues

For the three months ended March 31, 2018 and 2017, revenues were $395,919 and $725,944 respectively. The decrease in revenue of $330,025, was due to weather and other working conditions.

Cost of Sales

For the three months ended March 31, 2018 and March 31, 2017, cost of construction contracts were $399,046 and $512,343, respectively. This decrease of $113,297 was due mainly to less production.

Operating Expenses

Operating expenses increased $109,550 from $157,851 in 2017 to $267,401 in 2018. The increase is mainly attributable to warrant expense of $33,988 that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $31,700.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, our cash balance was $168,779 and $248,056, respectively, total assets were $830,413 and $774,212, respectively, and total current liabilities amounted to $832,014 and $546,439, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of March 31, 2018 and December 31, 2017, the total stockholders’ equity (deficiency) was $(1,601) and $227,773, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: May 21, 2018	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

