Form 10-Q
period 2018-06-30
Dream Homes & Development Corp.
filed 2018-08-20
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, as of August 20, 2018, was 24,337,853

Explanatory Note: SEC rules require that financial statements of issuers included in Form 10-Q be reviewed by the issuers independent registered public accounting form. The review of the consolidated financial statements contained in this form 10-Q for the quarterly period ended June 30, 2018 has not yet been completed by our independent registered public accounting form, Michael T. Studer, CPA, PC. As soon as such review is completed, we will file an amended form 10-Q.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$244,389	$248,056
Accounts receivable	148,384	230,345
Costs in excess of billings and estimated earnings	246,061	74,338
Total current assets	638,834	552,739

PROPERTY AND EQUIPMENT, net	6,688	9,144

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable	75,000	-
Deposits and costs coincident to acquisition of land for Development	270,823	210,129

Total assets	$993,545	$774,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$456,939	$396,278
Billings in excess of costs and estimated earnings	213,339	128,252
Accrued income taxes	-	7,166
Loans payable to related parties	14,743	14,743
Total current liabilities	685,021	546,439

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are 24,337,853 and 24,000,953 shares outstanding, respectively; and 202,510 shares committed not yet issued at December 31, 2017 respectively	24,338	24,203
Additional paid-in capital	1,663,423	1,555,130
Accumulated deficit	(1,379,237)	(1,351,560)

Total stockholders’equity	308,524	227,773

Total liabilities and stockholders’ equity	$993,545	$774,212

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,299,477	$1,761,871
Total revenue	1,299,477	1,761,871

Cost of construction contracts	707,192	1,232,975

Gross profit	592,285	528,896

Operating Expenses:
Selling, general and administrative, including stock based compensation of $67,976 and $ 2,800, respectively	617,506	339,887
Depreciation expense	2,456	347

Total operating expenses	619,962	340,229

Income (loss) from operations	(27,677)	188,667

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(27,677)	188,667
Provision for income tax (expense)	-	(43,891)

Net income (loss)	$(27,677)	$144,776

Basic and diluted income (loss) per common share	$(.00)	$.01

Weighted average common shares outstanding-basic and diluted	24,247,374	23,836,735

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2018	Three months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$917,750	$1,035,927
Total revenue	917,750	1,035,927

Cost of construction contracts	346,036	720,632

Gross profit	571,714	315,295

Operating Expenses:
Selling, general and administrative, including stock based compensation of $33,988 and $ 0, respectively	327,636	182,178
Depreciation expense	1,227	200

Total operating expenses	328,863	182,378

Income from operations	242,851	132,917

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income before income taxes	242,851	132,917
Provision for income tax (expense)	(7,166)	(43,182)

Net income	$235,685	$89,735

Basic and diluted income per common share	$.01	$.00

Weighted average common shares outstanding-basic and diluted	24,285,034	23,915,427

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income (loss)	$(27,677)	$144,776
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,456	347

Stock-based compensation	67,976	2,800
Changes in operating assets and liabilities:
Accounts receivable	6,961	(234,936)
Costs in excess of billings and estimated earnings	(171,723)	(31,761)
Accounts payable and accrued liabilities	82,547	193,673
Accrued income tax	(7,166)	43,891
Billings in excess of costs and estimated earnings	85,087	61,065
Net cash provided in operating activities	45,627	179,855

INVESTING ACTIVITIES
Purchase of office equipment	-	(5,800)
Security depost	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(60,694)	(99,700)
Net cash (used) in investing activities	(60,694)	(107,700)

FINANCING ACTIVITIES
Proceeds from sale of common stock	11,400	-

Net cash provided by financing activities	11,400	-

NET INCREASE (DECREASE) IN CASH	(3,667)	72,155

CASH BALANCE, BEGINNING OF PERIOD	248,056	266,709

CASH BALANCE, END OF PERIOD	$244,389	$338,864

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock committed to be issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$-	$10,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact of this ASU on our financial position, results of operations and cash flows at June 30, 2018 and for the six months then ended has not been significant.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Office equipment	$4,115	$4,115
Vehicles	24,565	24,565
Less: Accumulated depreciation	(21,992)	(19,536)

Property and Equipment- net	$6,688	$9,144

Depreciation expense for the six months ended June 30, 2018 and 2017 was $2,456 and $347, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	70,098	23,657
Total Marina Contract	95,098	48,657

Lacey Township, New Jersey, Pines contract:
Deposit	0	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	118,288	111,215
Total Pines contract	138,288	131,215

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	27,437	20,257
Total Tallwoods contract	37,437	30,257

Total	$270,823	$210,129

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

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of June 30, 2018.

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

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. In addition, the Company is pursuing financing and is waiting for a formal commitment for a funding facility comprised of acquisition and development funding.

The Company intends to begin construction in the last quarter of 2018 and the homes are projected to sell in the $350,000 - $375,000 range.

Glassboro Township, New Jersey – Robin’s Nest Solar Farm

On May 28, 2018, the Company signed a contract to purchase a 700 KW property to be developed as a solar farm in Glassboro, NJ. The purchase price is $900,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years.

In early August, a funding proposal was submitted to Republic Bank, which is a local lender, and discussions are ongoing. If funding is approved, it is expected that this transaction will close in late 2018.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

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

On December 8, 2017, DHDC committed to issue 162,200 restricted shares of common stock to DHL valued at $48,658 (DHL’s historical cost of the assets being assigned), for the assignment of a contract to purchase property from DHL for the Lacey Township New Jersey Pines contract (see Note 3).

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

On May 11 & May 17, 2018 DHDC issued a total of 209,060 restricted shares of common stock valued at $62,718 to DHL (DHL’s historical cost of the assets being assigned), for the assignment of a contract to purchase property from DHL for the Lacey Township Marina parcel contract.

On May 17, 2018, DHL assigned 115,340 restricted shares of Company common stock it held to Jerry Andy Jerad Villecco, a supplier of both DHDC and DHL in settlement of certain DHL accounts payable due him. Accordingly, no stock-based compensation was recognized by DHDC. These shares were previously authorized but had not been issued.

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate (21% in 2018; 35% in 2017)to income (loss) before income taxes.

The sources of the differences follow:

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(Unaudited)
Expected tax (benefit)	$(5,812)	$66,033
State income taxes, net of Federal benefit	(1,661)	7,974
Non-deductible stock-based compensation	14,275	980
Benefit from net operating loss carry forward	(6,802)	-
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(11,781)
Change in valuation allowance	-	(19,315)
Provision for (benefit from) income taxes	$-	$43,891

The significant components of DHDC’s deferred tax asset as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

At June 30, 2018, the Company has a net operating loss carryforward of approximately $204,903 which expires in year 2038. Based on management’s present assessment, the company has not yet determined it to be more likely than not that a deferred tax asset of $57,598 attributable to the future utilization of the $204,903 net operating loss carryforward will be realized. Accordingly, the company has recorded a 100% allowance against the deferred tax asset in the financial statements as of June 30, 2018.

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

As discussed in Note 11 (subsequent events), the Company has signed a contract to purchase a property currently approved for a 700 KW solar farm.

8- Commitments and Contingencies

Construction Contracts

As of June 30, 2018, Dream Building, LLC is committed under 22 construction contracts outstanding with home owners with contract prices totaling $ 3,545,139 which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement is from April 28, 2017 to December 31, 2020 and is renewable thereafter at 1-year intervals based on certain sales targets. The agreement provides for compensation based on sales.

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1-year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the six months ended June 30, 2018, sales commissions expense pursuant to these two employment agreements were $56,164.

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

In May of 2018, DHDC renegotiated the lease to provide for a monthly payment of $1,100, which commenced on June 1, 2018.

For the six months ended June 30, 2018, rent expense under this lease agreement was $12,100.

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

For the six months ended June 30, 2018 and 2017, consulting fees expense under this agreement was $2,000 and $4800 respectively.

Line of Credit

On September 15, 2016, DHDC established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis if interest payments are current. To date, the Company has received $20,000 under the line of credit.

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

As of May 21, 2018, the Company has sold a total of 68,810 units and received $16,400 in cash ($5,000 in December 2017 for 12,500 units, $6,400 in January 2018 for 16,000 units and $5000 in February 2018 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of 11,124 for 27,810 units issuable to the vendor as of December 31, 2017.

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2018 and 2017, selling, general and administrative expenses include $236,906 and $217,948, respectively incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2018 period. This amount includes $38,500 salary paid to the Company’s Chief Executive Officer and $31,200 salary paid to the Company’s Secretary and VP of Human Resources. At June 30, 2018, accounts payable and accrued expenses include $ 81,135 due to DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($12,000 total for the six months ended June 30, 2018) for this office space.

10- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the six months ended June 30, 2018, stock-based compensation attributable to the warrants was $ 67,976 using the above Black Scholes option pricing model.

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

11- Subsequent Events

On July 3, 2018 the Company borrowed $60,000 from 3 private lenders in equal amounts of $20,000 each. These lenders were Richard Pezzullo, who is also a director and stockholder of DHDC, Dream Homes Ltd., who is a stockholder in DHDC and General Development Corporation, which is a private lender. Terms for each note are identical. Notes bear interest at 12% APR and mature in 6 months, with the right to extend as needed.

On July 10, 2018, the Company closed on the purchase of a a single-family water view home in Ocean Township, NJ for $68,000. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000.

On July 23, 2018, the Company signed a contract to purchase 2.3 acres of improved/unimproved property in Berkeley Township, NJ. The property was previously approved by the township for 12 duplex residential units. The purchase price is $370,000, for which the company has paid $5,000 deposit to be held in escrow on signing of the contract.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended June 30, 2018 and 2017. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the six years that have passed since Superstorm Sandy flooded over 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners build new homes or rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of June 30, 2018 is $3,545,139.

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

On July 10, 2018, the Company closed on the purchase of a single-family waterview home in Ocean Township, NJ for $68,000. This purchase was made for cash. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000. A term sheet has been received from a lender in the amount of $200,000.

On May 28, 2018, the Company signed to contract to purchase 2.3 acres of property in Berkeley Township, NJ. The property was previously approved for 12 duplex residential units. The proposed purchase price is $370,000.

Properties in discussion with signed letters of intent, not in contract

A revised 3rd letter of intent (LOI) has just been offered to acquire 70 townhouse lots in Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract.. This property is approved and unimproved. The project is slated to begin in the last quarter of 2018 and has a retail value of $17 million.

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

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently approved for an 108-unit apartment complex. in the amount of $1,080,000. The Company has received verbal agreement and signed a contract on May 20, 2018.

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

The contract was signed on May 24, 2018 and funding proposals have been sent to local banks.

These new developments with offered, signed letters of intent, as well as the four developments that we have under contract and in development represent over $108 million in new home construction projects on the books in the near future. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

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

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the company, and is becoming increasingly well known to homeowners in need of elevation & renovation work. The management team has never failed to complete a project in over 25 years in the industry.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2018 and 2017.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,299,477	$1,761,871
Total revenue	1,299,477	1,761,871

Cost of construction contracts	707,192	1,232,975

Gross profit	592,285	528,896

Operating Expenses:
Selling, general and administrative, including stock based compensation of $67,976 and $ 2,800, respectively	617,506	339,887
Depreciation expense	2,456	347

Total operating expenses	619,962	340,229

Income (loss) from operations	(27,677)	188,667

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(27,677)	188,667
Provision for income tax (expense)	-	(43,891)

Net income (loss)	$(27,677)	$144,776

Basic and diluted income (loss) per common share	$(.00)	$.01

Weighted average common shares outstanding-basic and diluted	24,247,374	23,836,735

The accompanying notes are an integral part of these financial state

Results of Operations - Comparison for the six months ended June 30, 2018 and 2017.

Revenues

For the six months ended June 30, 2018 and 2017, revenues were $1,299,477 and $1,761,871 respectively. The decrease in revenue of $462,394, was due to weather and other working conditions.

Cost of Sales

For the six months ended June 30, 2018 and 2017, cost of construction contracts were $707,192 and $1,232,975, respectively. This decrease of $525,783 was due mainly to less production.

Operating Expenses

Operating expenses increased $279,733 from $340,229 in 2017 to $619,962 in 2018. The increase is mainly attributable to warrant expense of $67,976, that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $59,022.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, our cash balance was $244,389 and $248,056, respectively, total assets were $991,545 and $774,212, respectively, and total current liabilities amounted to $685,021 and $546,435, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of June 30, 2018 and December 31, 2017, the total stockholders’ equity was $308,524 and $227,773, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: August 20, 2018	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

