Form 10-Q
period 2018-09-30
Dream Homes & Development Corp.
filed 2018-11-19
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock, as of November 14, 2018, was 24,229,493.

Explanatory Note: SEC rules require that financial statements of issuers included in Form 10-Q be reviewed by the issuers independent registered public accounting form. The review of the consolidated financial statements contained in this form 10-Q for the quarterly period ended September 30, 2018 has not yet been completed by our independent registered public accounting form, Michael T. Studer, CPA, PC. As soon as such review is completed, we will file an amended form 10-Q.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2018	December 31, 2017
		(as restated- see Note 13)
ASSETS
CURRENT ASSETS
Cash	$165,901	$244,684
Accounts receivable	63,192	141,027
Costs in excess of billings and estimated earnings	193,352	25,919
Total current assets	422,445	411,630

PROPERTY AND EQUIPMENT, net	5,459	9,144

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable	75,000	75,000
Deposits and costs coincident to acquisition of land for Development	308,540	210,129

Total assets	$813,644	$708,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$305,579	$391,003
Billings in excess of costs and estimated earnings	163,225	159,088
Loan payable, Note -4	20,000	—
Loans payable to related parties	54,743	14,743
Total current liabilities	543,547	564,834

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are 24,200,993 and 24,000,953 shares outstanding, respectively; 28,500 and 202,510 shares committed not yet issued at September 30, 2018 and December 31, 2017 respectively	24,230	24,201
Additional paid-in capital	1,633,490	1,554,144
Accumulated deficit	(1,387,623)	(1,435,076)

Total stockholders’equity	270,097	143,269

Total liabilities and stockholders’ equity	$813,644	$708,103

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited

Revenue:
Construction contracts	$1,927,457	$2,321,300
Total revenue	1,927,457	2,321,300

Cost of construction contracts	1,179,785	1,631,894

Gross profit	747,672	689,406

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 67,975 and $ 32,403, respectively	697,052	598,245
Depreciation expense	3,684	1,228

Total operating expenses	700,736	599,473

Income from operations	46,936	89,933

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income before income taxes	46,936	89,933
Provision for income tax (expense)	-	(16,327)

Net income	$46,936	$73,606

Basic and diluted income per common share	$.00.	$.00

Weighted average common shares outstanding-basic and diluted	24,227,602	24,902,987

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2018	Three months ended September 30, 2017
	Unaudited	Unaudited

Revenue:
Construction contracts	$900,121	$559,429
Total revenue	900,121	559,429

Cost of construction contracts	474,593	398,919

Gross profit	425,528	160,510

Operating Expenses:
Selling, general and administrative, including stock based compensation of $33,988 and $ 29,603, respectively	209,049	258,363
Depreciation expense	1,228	881

Total operating expenses	210,277	259,244

Income (loss)from operations	215,251	(98,734)

Other expenses (income):	-	-
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	215,251	(98,734)
Provision for income tax (expense)	-	(27,564)

Net income (loss)	$215,251	$(71,170)

Basic and diluted income (loss) per common share	$.01	$(.00)

Weighted average common shares outstanding-basic and diluted	24,231,963	23,992,686

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$46,936	$73,606
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	3,684	1,228

Stock-based compensation	67,975	32,403
Changes in operating assets and liabilities:
Accounts receivable	77,835	(288,481)
Costs in excess of billings and estimated earnings	(167,433)	(65,128)
Accounts payable and accrued liabilities	(84,906)	272,506
Accrued income tax	-	16,327
Billings in excess of costs and estimated earnings	4,137	2,921
Net cash provided (used) in operating activities	(51,772)	45,382

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(5,800)
Security deposit	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(98,411)	(114,322)
Net cash (used) in investing activities	(98,411)	(122,322)

FINANCING ACTIVITIES
Proceeds from related parties	40,000	1,000
Proceeds from loans	20,000	-
Proceeds from sale of common stock	11,400	-

Net cash provided by financing activities	71,400	1,000

NET INCREASE (DECREASE) IN CASH	(78,783)	(75,940)

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$165,901	$109,769

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the six years that have passed since Superstorm Sandy flooded 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes, rebuild or raise their homes to comply with new FEMA requirements.

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

In addition to the Company’s construction operations, the Company holds a bi-monthly “Dream Homes Nearly Famous Rebuilding Seminar”, and publishes an informational blog known as the “Dream Homes Rebuilding Blog”. The Rebuilding Seminar is an educational tool for homeowners who need rebuilding or renovations. This seminar has been presented steadily since early 2013 and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects. A professional team attends each seminar and presents on a diverse variety of topics, including expert advice from architects, engineers, finance people, attorneys, project managers, elevation professionals and builder/general contractors. The “Dream Homes Rebuilding Blog” is an educational platform written by Vincent Simonelli, which offers comprehensive advice on all aspects of construction, finance, development and real estate. The Blog is located at http://blog.dreamhomesltd.com.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact of this ASU on our financial position, results of operations and cash flows at September 30, 2018 and for the nine months then ended has not been significant.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Office equipment	$4,115	$4,115
Vehicles	24,565	24,565
Less: Accumulated depreciation	(23,221)	(19,536)
Property and Equipment- net	$5,459	$9,144

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $3,684 and $1,228, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	70,098	23,657
Total Marina Contract	95,098	48,657
Lacey Township, New Jersey, Pines contract:
Deposit	0	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	87,971	111,215
Total Pines contract	97,971	131,215
Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	27,437	20,257
Total Tallwoods contract	37,437	30,257
Other property held for development	78,034	-
Total	$308,540	$210,129

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

71 Sheridan Street, Waretown, NJ – Property purchased for renovation and sale

On July 12, 2018, the Company purchased a single-family home property located at 71 Sheridan Street in Waretown, NJ. The home was originally damaged by Storm Sandy, and requires elevation and renovation in order to be brought into compliance with the latest FEMA flood zone requirements. The Company intends to complete a full height elevation, enclose the lower level, install 2 levels of deck facing the water, renovate the house completely and sell the property.

4-Loan payable

On July 2, 2018 GDC loaned the Company $20,000 from the line of credit established on September 15, 2016.

(see Note-8 Line of credit)

5-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Loans payable to chief executive officer and director	$31,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loans payable to DHL	20,100	100
Total	$54,743	$14,743

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

The sources of the differences follow:

	Nine months ended September 30, 2018 (Unaudited)	Nine months ended September 30, 2017 (Un audited)
Expected tax (benefit)	$(9,852)	$31,477
State income taxes, net of Federal benefit	(2,816)	5,396
Non-deductible stock-based compensation	14,275	11,341
Benefit from net operating loss carry forward	-	(21,037)
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(10,850)
Change in valuation allowance	(1,607)
Provision for (benefit from) income taxes	$-	$16,327

The significant components of DHDC’s deferred tax asset as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

At September 30, 2018, the Company has a net operating loss carryforward of approximately $204,903 which expires in year 2038. Based on management’s present assessment, the company has not yet determined it to be more likely than not that a deferred tax asset of $57,598 attributable to the future utilization of the $204,903 net operating loss carryforward will be realized. Accordingly, the company has recorded a 100% allowance against the deferred tax asset in the financial statements as of September 30, 2018.

Current United States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

8- Commitments and Contingencies

Construction Contracts

As of September 30, 2018, Dream Building, LLC is committed under 21 construction contracts outstanding with home owners with contract prices totaling $ 3,681,805, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement is from April 28, 2017 to December 31, 2020 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Sales. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the nine months ended September 30, 2018, sales commissions expense pursuant to these two employment agreements were $60,191.61.

Lease Agreement

On June 20, 2017, DHDC executed a lease for office and storage space located at 2109 Bridge Avenue, Point Pleasant, New Jersey. The term of the Lease is five years from June 20, 2017 to June 20, 2022 with two (2) five (5) year options to renew. The Lease provides for monthly rent commencing August 20, 2017 at $1,200 per month until the earlier of completion of upstairs offices or November 20, 2017, at which time the monthly rent increases to $2,200 per month. Beginning June 1, 2018 per verbal agreement, rent was reduced to $1,000.00. Assuming DHDC is current in all rent and other charges, DHDC has the option to cancel the Lease with 90 days written notice to Landlord.

For the nine months ended September 30, 2018, rent expense under this lease agreement was $14,600.00.

Investor Relations Agreement

On February 10, 2017, the Company entered into an Investor Relations and Consulting Services Agreement with an investor relations firm. The agreement expired on August 31, 2017 and provided for issuance of 56,000 restricted shares of common stock valued at $2,800 to the investor relations firm (stock issued on February 22, 2017) and $2,000 per month fees to be paid to the investor relations firm commencing March 2017. The agreement the agreement was modified in March 2018 to reflect a single payment of $1,000.00

For the nine months ended September 30, 2018 and 2017, consulting fees expense under this agreement was $1,000.00 and $4,800 respectively.

Line of Credit

On September 15, 2016, DHDC established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received an advance in the amount of $20,000 on July 2, 2018 under this line of credit. (see Note-4)

Private Placement

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

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the nine months ended September 30, 2018 and 2017, selling, general and administrative expenses include $398,463.47 and $428,730.67, respectively incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2018 amount includes $56,500 salary paid to the Company’s Chief Executive Officer and $43,200 salary paid to the Company’s Secretary and VP of Human Resources. At September 30, 2018, accounts payable and accrued expenses include $ 40,672.22 due to DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 for this office space. Beginning January 2018, rent increased to $2,500.00 monthly for a total of $22,500 paid for the period ending September 30, 2018.

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

11- Receivable from Arbitration and settlement of in process customer construction contract in dispute and related losses recognized and recorded by the Company

The Company began work on a construction contract in the amount of $307,000 in August 2016. Through September 30, 2017, the Company billed the customer a total of $219,565, collected a total of $130,247 from the customer, and accordingly had a balance due from the customer of $89,318 at September 30, 2017. When the customer refused to pay the $89,318 balance, the Company ceased working on the contract in July 2017, filed a request for arbitration on October 3, 2017, and filed a Construction Lien Claim on October 18, 2017. On March 6, 2018, the American Arbitration Association awarded the Company $75,000 in connection with its claim. To date the Company has not yet collected the $75,000 owing to it under the arbitration award. Based upon advice of Company Counsel it still has further legal actions available to it to ultimately facilitate payment from the customer of the $75,000 in the contract dispute. Accordingly, at December 31, 2017 the Company has recognized a loss of $14,318 on the write-down of accounts receivable from this customer which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017.

At December 31, 2017, there was a “Costs and estimated earnings in excess of billings” asset relating to the Arbitration Award disputed contract of $48,419 representing the difference between the amount billed to the customer of $219,565 and costs and estimated earnings of $267,984 through December 31, 2017. Accordingly, at December 31, 2017 the Company has also recognized a loss of $48,419 on the write-down of the “Costs and estimated earnings in excess of billings” asset attributable to this disputed customer contract, which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. Over the life of this contract the Company recognized a cumulative gross profit of $17,658 through December 31, 2017, which is net of a negative gross profit of ($9,012) for the year ended December 31, 2017, based upon the write-down of $14,318 described in the preceding paragraph and the $48,419 write-down described in this paragraph, which aggregate to $62,737.

Regarding the above referenced Arbitration award, on September 13, 2018, a levy was executed and served upon one of the customer’s accounts. The sum of $32,441.88 was frozen. To date, the customer has not disputed this levy. On November 30, 2018, a final Motion to turn over funds will be decided, after which the funds will be released to the Company.

12- Subsequent Events

During the period following September 30, 2018, the Company has added $646,086.80 in executed elevation and new home contracts, comprised of 2 separate elevation and renovation contracts, as well as one demolition and new single-family home contract.

During the period following September 30, 2018, on October 20, 2018 the Company entered into contract for the purchase of assets from Premier Modular Homes, LLC for the sum of $119,000, which sum shall be paid on a contingent basis for all sales generated through Premier Modular leads. The acquired assets include phone numbers, web site, use of Premier Modular Home, LLC name, equipment, vehicles and trailers.

The Company also entered into an agreement to lease the Premier Modular Homes showroom and offices located at 884 Route 9 Tuckerton, NJ 08087 for a annual amount of $18,000 with the option to renew yearly for the period of two years.

On November 15, 2018, the Company also received variance approval for the 71 Sheridan Street property in Waretown, NJ. This property was purchased on July 12, 2018. The Company intends to elevate and renovate this property, in preparation for a sale in spring 2019.

13- Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements at December 31, 2017 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on April 17, 2018) in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method.” These errors resulted primarily from misinterpretation of facts and circumstances concerning 6 contracts at the date of issuance of the consolidated financial statements by the Company.

As discussed in detail above in Note 11, the Company settled a disputed customer contract in an arbitration proceeding in March of 2018 that resulted in losses aggregating $62,737 that are reflected in this restatement that should have been reflected in the consolidated balance sheet at December 31, 2017 and the consolidated statement of operations for the year then ended as originally issued.

In beginning to prepare the Company’s consolidated financial statements to be filed in a Form 10-Q for the three month period ended March 31, 2018 to be reviewed by the Company’s Independent Registered Public Accounting Firm, errors were discovered in the accounting for 2 construction contracts reflected as 100% completed contracts rather than still in progress at December 31, 2017. In each of the two contracts, the Company incurred additional construction costs during the quarter ended March 31, 2018 with very minimal additional Company customer billings during the quarter then ended. Essentially, in retrospect, the Company’s estimate of the cost to complete these jobs accounted for under the percentage of completion method were not up to date at December 31, 2017. Based on a re-review of the facts and circumstances at the date of issuance of the Company’s consolidated financial statements at December 31, 2017 and for the year then ended, it has been determined that the jobs with Company billings to the customers of $139,206 and $130,264 were approximately 89% and 98%, respectively, completed rather than 100% completed at December 31, 2017. As restated, the gross profit for these two jobs for the year ended December 31, 2017 was $52,110 (42%) and $46,347 (36%), respectively. As originally calculated as 100% complete, the gross profit for these two jobs for the year ended December 31, 2017 was calculated at $65,984 (48%) and $48,117 (37%), respectively.

The remaining three construction jobs were jobs agreed to be completed by the Company pursuant to an Employment Agreement dated May 8, 2017 with its Sales Manager, as an accommodation to the new hire with limited commission linked Company loss protection provided in the agreement to offset Company losses incurred in these jobs. As restated, the Company reported a total gross loss from these three jobs of $41,720 during the year ended December 31, 2017 for which aggregate customer billings on these jobs to completion will be $200,520. As originally calculated, the gross losses on these 3 jobs for the year ended December 31, 2017 was $31,521. Commissions aggregating $35,494 earned and owing to the Sales Manager at December 31, 2017 have been offset pursuant to the agreement and will not be paid by the Company to the Sales Manager.

The 5 construction jobs described in the preceding two paragraphs had an aggregate gross profit of $82,580 as previously reported in the consolidated financial statements at December 31, 2017. As restated for the facts described above, the aggregate gross profit that should have been recognized for the year ended December 31, 2017 should have been $56,737. The result was a restatement reducing revenue from construction contracts by $30,836, reducing cost of construction contracts by $4,993 and reducing gross profit by $25,483 in the consolidated statement of operations and decreasing accounts payable and accrued expenses by $4,993 and increasing “Billings in excess of costs and estimated earnings” at December 31, 2017 by $25,843 over the amount as previously reported at that date and for the year then ended.

In reviewing the facts and circumstances concerning the three accommodation jobs to determine the extent of gross losses to be sustained by the Company based on up to date cost estimates, the Company also reviewed the amount of commission expense due the new Vice President of Development and the new Sales Manager pursuant to the agreements as of December 31, 2017. As restated, the consolidated financial statements reflected an additional $50,873 due which is now corrected for and included in accounts payable and accrued expenses at December 31, 2017, and a corresponding increase in selling, general and administrative expenses for the year then ended. Accordingly, the restatement reflects a net increase in selling, general and administrative expenses for the year ended December 31, 2017 and an increase in accounts payable and accrued expenses of $15,379 ($50,873 less $35,494).

Errors were also identified in the review for certain vendor accounts payable balances at December 31, 2017, primarily for duplicated bills or bills for uncompleted services for vendor invoices relating to completed contracts. Correction of these errors resulted in a restatement adjustment decreasing cash by $3,372, decreasing accounts payable and accrued expenses by $16,649, decreasing cost of construction contacts by $15,727, and increasing selling, general and administrative expenses by $2,450. In addition, it was determined that the number of shares of common stock committed to be issued for a lumber credit per a subscription agreement were nominally less than when originally accounted for, resulting in a $988 decrease in stockholders’ equity and a $985 increase in accounts payable and accrued expenses.

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$248,056	$(3,372)	$244,684
Accounts receivable	230,345	(89,318)	141,027
Costs and estimated earnings in excess of billings	74,338	(48,419)	25,919
Total current assets	552,739	(141,109)	411,630
PROPERTY AND EQUIPMENT, net	9,144	-	9,144
OTHER ASSETS
Account Receivable	-	75,000	75,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	210,129	-	210,129
Total assets	$774,212	$(66,109)	$708,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,278	$(5,275)	$391,003
Billings in excess of costs and estimated earnings	128,252	30,836	159,088
Accrued income taxes	7,166	(7,166)	-
Loans payable to related parties	14,743	-	14,743
Total current liabilities	546,439	18,395	564,834
STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,203	(2)	24,201
Additional paid-in capital	1,555,130	(986)	1,554,144
Accumulated deficit	(1,351,560)	(83,516)	(1,435,076)
Total stockholders’ equity	227,773	(84,504)	143,269
Total liabilities and stockholders’ equity	$774,212	$(66,109)	$708,103

The effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Construction contracts	$2,939,634	$(93,573)	$2,846,061
Educational software and products	-	-	-
Total revenue	2,939,634	(93,573)	2,846,061
Cost of construction contracts	1,969,821	(20,720)	1,949,101
Gross profit	969,813	(72,583)	896,960
Operating Expenses:
Selling, general and administrative	947,219	17,829	965,048
Depreciation expense	2,656	-	2,656
Total operating expenses	949,875	17,829	967,704
Income (loss) from operations	19,938	(90,682)	(70,744)
Other expenses (income):
Total other expenses-net	-	-	-
Net income (loss) before income taxes	19,938	(90,682)	(70,744)
Provision for income taxes	7,166	(7,166)	-
Net income (loss)	$12,772	$(83,516)	$(70,744)
Basic and diluted income (loss) per common share	$0.00	$-	$(0.00)
Weighted average common shares outstanding-basic and diluted	23,917,680	-	23,917,680

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net income (loss)	$12,772	$(83,516)	$(70,744)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,656	-	2,656
Stock-based compensation	66,864	-	66,864
Changes in operating assets and liabilities:
Accounts receivable	(114,693)	14,318	(100,375)
Costs and estimated earnings in excess of billings	(16,632)	48,419	31,787
Accounts payable and accrued expenses	312,548	(6,083)	306,465
Billings in excess of costs and estimated earnings	(154,862)	30,836	(124,026)
Accrued income taxes	7,166	(7,166)	-
Net cash provided in operating activities	115,819	(3,192)	112,627
INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-	(5,800)
Security deposits	(2,200)	-	(2,200)
Deposits and costs coincident to acquisition of land for development	(131,472)	-	(131,472)
Net cash (used) in investing activities	(139,472)	-	(139,472)
FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-	5,000
Net cash provided by financing activities	5,000	-	5,000
NET INCREASE (DECREASE) IN CASH	(18,653)	(3,192)	(21,845)
CASH BALANCE, BEGINNING OF PERIOD	266,709	-	266,709
CASH BALANCE, END OF PERIOD	$248,056	(3192)	$244,864

As a result of the restatement of the consolidated financial statements above, the Company incurred a net loss versus a net income as originally reported. Accordingly, any net operating loss carryforward available would be subject to recognition of a deferred tax asset only if it was more likely than not that the future utilization of the net operating loss carryforward will be realized. Note 7 (Income Taxes) has been restated to reflect the amount of the net operating loss carryforward for years ended prior to December 31, 2017 of $55,186 (after utilization of $63,203 in 2016). In addition, the restated income tax note reflects a calculated deferred tax asset of $12,404 at December 31, 2017 for which a full valuation allowance has been provided. Finally, this income tax note now includes a discussion of the enacted change in the Federal corporate tax rate from 35% to 21% effective January 1, 2018, which has been reflected in computing the Company’s deferred tax asset at December 31, 2017 for which a full valuation allowance has been provided.

14- Business Segments

The company currently has one business segment which is residential construction, which is divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The Company has also signed a contract to purchase a property currently approved for a 700 KW solar farm, and to proceed with development of the property, and connection to the electrical grid.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

PLAN OF OPERATION

Overview

Building on a history of over 1,800 new homes, elevation and renovation projects completed since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the six years that have passed since Superstorm Sandy flooded over 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to either elevate their homes, or demolish and build new homes at higher elevations, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

Management recognized that the effects of Super Storm Sandy, which occurred on 10/29/12, would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to either demolish and build new homes, or to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

The Company’s acquisition of Jersey Dream Modular Homes in May of 2017, as well as the opening of the Modular Design, Kitchen and Bath Showroom at 2109 Bridge Avenue in Point Pleasant has enabled the Company to more effectively serve the northern Ocean, Monmouth and Middlesex County markets, as well as increase market share in the modular home market.

On October 20, 2018, the Company acquired a significant portion of the assets of Premier Modular Homes, located in Little Egg Harbor, NJ. This company has a 23-year track record serving southern Ocean County, with a concentration on Long Beach Island. These acquired assets include physical as well as intellectual property, such as phone numbers, web site, use of the Premier Modular Home name, equipment, vehicles and trailers.

The Company also leased the physical premises, including office, showroom, garage and yard space.

With this latest acquisition of Premier Modular, the continued operation of the Jersey Dream Design Center in Point Pleasant and the Company’s main office location in Forked River, the Company has positioned itself to well serve a significant portion of the entire coastal region, from southern Ocean County north to Middlesex County.

In addition to the New Jersey market, the Company, through its Dream Building LLC subsidiary, has passed the educational requirements for licensing in Florida and intends to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The dollar value of these 21 projects currently under contract as of September 30, 2018 is $3,681,805.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 48 new townhomes or 72 apartments in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2019 and is projected to add approximately $13,000,000 to the Company’s gross sales, through its Dream Building LLC division.

The Company has received preliminary CAFRA approval for the 58-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property is subject to an application with the state planning commission to be designated as a CAFRA Town Center property, which will enable greater density. As such the planning board has agreed to reschedule the hearing pending passage of this planning zone by New Jersey. It is anticipated that this project will be heard again in early 2019. Sales at retail for this development should be in the $16 million-dollar range.

The Company is in contract and in the approval process for a 7-acre tract in central Ocean County, New Jersey, which will yield 13 single-family lots. This development project is scheduled to begin in late 2018 and is projected to add approximately $4,500,000 to the Company’s gross sales, through its Dream Building LLC division.

Dream submitted a use variance application to the Board of Adjustment for approval for 13 single family lots, which are fully improved. This application was deemed complete by the town engineer and was head on April 11, 2018. The zoning board refused to rule on the application, and instructed the company to make application to the planning board. A planning board application will be made during the 4th quarter of 2018, with the intention to be heard at the January hearing. The construction start date is estimated for 2019 and these homes are planned for high-efficiency construction techniques, including passive solar roof panels, insulation of R50 in walls and ceilings, low-flow toilets and faucets and LED lighting throughout. Sales at retail for this development are projected to be in the $4 million-dollar range.

The Company has signed a letter of intent and a contract will be signed to acquire the rights to a purchase contract via contract assignment for 48 waterfront townhomes with boat slips in Lacey, NJ. The project is currently in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is partially improved with all boat slips built. It has a retail value of $21 million and is expected to start in 2019.

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000. This property was subsequently acquired on July 12, 2018, and a variance was obtained on November 15, 2018. The home is in need of elevation and renovation, which is expected to cost an additional $125,000. It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The property was previously approved for 12 duplex residential units. A contract has been signed on this property and the Company is in the due diligence stage. The proposed purchase price is $370,000.

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently approved for a 108-unit apartment complex. in the amount of $1,080,000. The Company has subsequently signed a contract for this property, for which the Seller is responsible to obtain final approvals.

On May 17, 2018, the Company submitted a signed contract to purchase a 700 KW property to be developed as a solar farm in Glassboro, NJ. The Company has subsequently signed a contract for this property, for which the Seller is responsible to obtain final approvals.

The purchase price is $900,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years.

Properties in discussion with signed letters of intent, not in contract

A revised 3rd letter of intent (LOI) has just been offered to acquire 70 townhouse lots in Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract. This property is approved and unimproved. The project is slated to begin in the middle of 2019 and has a retail value of $17 million.

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

For the second year in a row, the Company was again awarded the Ocean County Reader’s Choice Best of the Best for 2018 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which caused significant new awareness and interest from the public. This has led to increased showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the Company, which is becoming increasingly well known to homeowners in need of new custom modular and site built homes, elevation & renovation work. The management team has never failed to complete a project in over 24 years in the industry.

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

Additionally, the Company has developed referral networks with 3 major modular companies, from which a dependable and steady stream of leads and prospects has been received over the last 6-month period. Based on these associations, as well as the recent acquisition of the Premier Modular Homes assets and location, it is anticipated that the Custom Modular segment of the business will enjoy significant growth for the foreseeable future.

Since modular home manufacturers will not sell directly to the public, and will only sell to a licensed builder, manufacturers need dependable new home builders to refer their leads. The Company has proven itself to be a valuable trade partner for these 3 manufacturers and has received numerous prospects and leads, some of which have already turned into contracts.

The Company has also recently developed and offered to the market, a modular Add-A-Level in A Day product, which offers a very rapid alternative to traditional renovation and elevation projects. It is anticipated that this product can be scaled easily and offered in a much more diverse market area, due to the limited duration of this type of project.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2018 and 2017.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,927,457	$2,321,300
Total revenue	1,927,457	2,321,300
Cost of construction contracts	1,179,785	1,631,894
Gross profit	747,672	689,406
Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 67,975 and $ 32,403, respectively	697,052	598,245
Depreciation expense	3,684	1,228
Total operating expenses	700,736	599,473
Income from operations	46,936	89,933
Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-
Net income before income taxes	46,936	89,933
Provision for income tax (expense)	-	(16,327)
Net income	$46,936	$73,606
Basic and diluted income per common share	$.00	$.00
Weighted average common shares outstanding-basic and diluted	24,227,602	24,902,987

Results of Operations - Comparison for the nine months ended September 30, 2018 and 2017.

Revenues

For the nine months ended September 30, 2018 and 2017, revenues were $1,927,457 and $2,321,300 respectively. The decrease in revenue of $393,843, was due to weather and other working conditions.

Cost of Sales

For the nine months ended September 30, 2018 and 2017, cost of construction contracts were $1,179,785 and $1631,894, respectively. This decrease of $452,109 was due mainly to less production.

Operating Expenses

Operating expenses increased $101,263 from $599,473 in 2017 to $700,736 in 2018. The increase is mainly attributable to warrant expense of $67,976, that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $59,022.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, our cash balance was $165,901 and $244,684, respectively, total assets were $813,644 and $708,103, respectively, and total current liabilities amounted to $543,547 and $564,834, respectively, including loans payable to related parties of $54,743 and $14,743, respectively. As of September 30, 2018 and December 31, 2017, the total stockholders’ equity was $270,097 and $143,269, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: November 19, 2018	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

