Form 10-K
period 2018-12-31
Dream Homes & Development Corp.
filed 2019-04-15
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2019

Common Stock, par value $0.001	24,000,993

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

PART I

Item 1. Business

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal construction, elevation and mitigation. In the six years that have passed since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation as well as its wholly owned subsidiaries, will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations.

In addition to the existing elevation, renovation and new home projects currently in process, Dream has also estimated an additional $5,300,000 worth of residential construction projects and currently has over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

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

In addition to the above products and services, the Company offers educational services and marketing opportunities via the Dream Homes Building Blog (http://blog.dreamhomesltd.com) and the Building Seminar, which has been offered bi-monthly for 6 years.

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

The “Dream Homes Building Blog” is an educational platform written by Vincent Simonelli, which offers comprehensive advice on all aspects of construction and real estate.

This seminar, as well as the Dream Homes Building Blog, have been an integral part of the Company’s marketing efforts and will continue to be in the future. Currently the blog, which is located at http://blog.dreamhomesltd.com, offers a wide variety of specific knowledge pertaining to construction, development, finance and general real estate matters. Built on a Word Press platform, the Building Blog is easily searchable by topic and a very useful resource for this demographic. Homeowners who need to build or rebuild are excellent candidates for all manner of educational material. As such, Dream Homes currently has in development a Nearly Famous Rebuilding after Sandy book, mobile application and numerous single topic publications which specifically explain particular aspects of the rebuilding process.

Common topics for short books and videos to be developed from the Building Seminar and Building Blog content will include: Foundation Systems, Wall Treatments, Elevating your Home to Allow for a Basement, Adding a Garage, Waterproofing below the Flood Plain, Cost/Benefit Analysis of Various Improvements, Siding and Roofing Options and numerous other subjects.

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

Our Products and Services

In addition to educational software, the Building Blog and the Building Seminar, the Company offers the following range of services and products: engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. In the construction space, the Company offers a full turn key solution, from plan design through certificate of occupancy.

Marketing, Sales and Subscriber Support

One of the Company’s most significant strengths is in social media and digital marketing. Due to the fact that content is being regularly generated through the blog and the seminars, there is a constant stream of new information that is being placed on Facebook, Twitter, the Rebuilding Blog and other media channels. The Company’s Dream Building subsidiary is regularly ranked on the first page in Google searches and is a strong source of new inquiries and recurring business. The Company’s web site can be found at www.dreamhomesltd.com and the blog at http://blog.dreamhomesltd.com.

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

Louis A. Obsuth, VP Sales

Mark Sampson, Regional Construction Supervisor

Dave Shaheen,Esq., General Counsel, Real Estate

John Bonello, Esq., General Counsel, Litigation

Colin Schmidt Esq., General Counsel, Litigation

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

There are currently 24,000,993 shares of common stock issued and outstanding held by approximately 58 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2018	December 31, 2017
		As restated- (See Note 13)
Statements of Income:
Revenue	$2,574,953	$2,970,246
Gross profit	1,068,324	1,021,145
Income (loss) from continuing operations	140,949	(19,397)
Net income (loss)	$119,424	$(19,397)
Basic and diluted loss per common share	$.00	$(.00)
Balance Sheet Data:
Cash	$118,687	$244,684
Total assets	979,650	678,845
Total liabilities	665,610	484,229
Total Stockholders’ equity	$314,040	$194,616

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2018 is $3,642,144.

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

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 120-unit apartment complex. in the amount of $1,080,000. The Company has subsequently signed a contract for this property, for which the Seller is responsible to obtain final approvals.

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

The Company was awarded the Ocean County Best of the Best for 2017 and 2018 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017
		(as restated- see Note 13)
Revenue:
Construction contracts	$2,574,953	$2,970,246

Cost of construction contracts	1,506,629	1,949,101

Gross profit	1,068,324	1,021,145

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $19,500, respectively	922,462	1,037,886
Depreciation expense	4,913	2,656

Total operating expenses	927,375	1,040,542

Income (loss) from operations	140,949	(19,397)

Total other expenses-net	-	-

Net income (loss) before income taxes	140,949	(19,397)
Provision for income taxes	21,525	-

Net income (loss)	$119,424	$(19,397)

Results of Operations - Comparison for the years ended December 31, 2018 and 2017

Revenues

For the years ended December 31, 2018 and December 31, 2017, net revenues were $2,574,953 as compared to $2,970,246 for the year ended December 31, 2017. This decrease in net revenues of $395,293 was the result of weather conditions in the first quarter of 2018. As of December 31, 2018 and 2017, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2018 and December 31, 2017, cost of construction contracts and sales were $1,506,629 as compared to $1,949,101 for the year ended December 31, 2017. This decrease in cost of construction contracts and sales was the result of less revenue due to weather conditions in the first quarter of 2018.

Operating Expenses

Operating expenses decreased $113,167 from $1,040,542 in 2017 to $927,375 in 2018. The decrease was principally attributable to the decrease in activity.

Major selling, general and administrative expenses for the year ended December 31, 2018 of $992,462 include salary expense of $553,430,office expenses of $9,100, professional fees of $90,523, vehicle expenses of $ 28,735,advertising expenses of $ 43,263, bad debt allowance of $72,837, and sales commissions expense of $60,890.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, our cash balance was $11,687 and $244,684, respectively, total assets were $979,650 and $678,845, respectively, and total current liabilities amounted to $665,610 and $484,229, respectively, including loans payable to related parties of $52,243 and $14,743, respectively. As of December 31, 2018 and 2017, the total stockholders’ equity was $314,040 and $194,616, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dream Homes & Development Corporation

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation and subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Dream Homes & Development Corporation and subsidiary as of December 31, 2017 and 2016 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 14 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2017.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 15th, 2019 (except as to notes 13 and 14 which are dated as of August 15, 2018)

I have served as the Company’s auditor since 2014.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
		(As restated- See Note 13)
ASSETS
CURRENT ASSETS
Cash	$118,687	$244,684
Accounts receivable, net of allowance for doubtful accounts ($29,838)	349,218	111,189
Costs and estimated earnings in excess of billings	105,847	69,499
Total current assets	573,752	425,372

PROPERTY AND EQUIPMENT, net	10,731	9,144

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	360,967	210,129

Total assets	$979,650	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,634	$391,003
Billings in excess of costs and estimated earnings	254,208	78,483
Income taxes payable	21,525	-
Loans payable	20,000	-
Loans payable to related parties	52,243	14,743
Total current liabilities	665,610	484,229

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are 24,200,993 and 24,000,953 shares outstanding , respectively; and 16,000 and 200,040 shares committed not yet issued at December 31, 2018 and 2017, respectively	24,201	24,201
Additional paid-in capital	1,554,144	1,554,144
Accumulated deficit	(1,264,305)	(1,383,729)

Total stockholders’equity	314,040	194,616

Total liabilities and stockholders’ equity	$979,650	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017
		(As Restated – See Note 13)
Revenue:
Construction contracts	$2,574,953	$2,970,246

Cost of construction contracts	1,506,629	1,949,101

Gross profit	1,068,324	1,021,145

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $19,500, respectively	922,462	1,037,886
Depreciation expense	4,913	2,656

Total operating expenses	927,375	1,040,542

Income (loss) from operations	140,949	(19,397)

Total other expenses-net	-	-

Net income (loss) before income taxes	140,949	(19,397)
Provision for income taxes	21,525	-

Net income (loss)	$119,424	$(19,397)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	24,000,993	23,917,680

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFIENCY)

For the years ended December 31, 2018 and 2017 (As Restated- See Note 13)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	16,304,300	$16,304	$1,305,513	$(1,352,556)	$(30,739)
Issuance of common stock for: Company officers and directors	120,000	120	5,880		6,000
DHL employee bonuses	60,000	60	2,940		3,000
Issuance of common stock for accounting fees	160,000	160	7,840		8,000
Issuance of common stock for convertible noteholders	326,857	327	65,044		65,371
Issuance of common stock for satisfaction of loan payable to General Property Investments LLC	2,000,000	2,000	18,000		20,000
Issuance of common stock for legal fees	250,000	250	2,250		2,500
Issuance of common stock for 4.5% equity in Dream Homes, Ltd	2,225,000	2,225	(2,225)		-
Issuance of common stock to Dream Homes Ltd for rights to complete 6 in process contracts	2,287,367	2,287	(2,287)		-
Common stock to be issued for rights to land acquisition contract (committed not issued)	100,000	100	4,900		5,000
Net loss for the year ended December 31, 2016				(11,776)	(11,776)
Balance at December 31, 2016	23,833,524	23,833	1,407,855	(1,364,332)	67,356
Issuance of restricted common stock for investor relations and consulting services	56,000	56	2,744		2,800
Issuance of restricted common stock to Dream Homes Ltd for deposit on land	71,429	71	9,929		10,000
Issuance of restricted common stock to Dream Homes Ltd in exchange for vehicles	40,000	40	5,960		6,000
Issuance of restricted common stock to Dream Homes Ltd for rights to land acquisition contract (committed not issued)	162,200	162	48,493		48,655
Issuance of common stock for cash per Subscription Agreement (committed not issued)	12,500	12	4,988		5,000
Issuance of common stock for lumber credit per Subscription Agreement -committed not issued (as restated)	25,340	27	10,111		10,138
Expense relating to 750,000 stock warrants issued to Company’s executive team			64,064		64,064
Net loss for the year ended December 31, 2017 (As restated)				(19,397)	(19,397)

Balance at December 31, 2017 (As restated)	24,200,993	$24,201	$1,554,144	$(1,383,729)	$194,616
Net income for the year ended December 31, 2018				119,424	119,424

Balance at December 31, 2018	24,200,993	24,201	1,554,144	(1,264,305)	314,040

(As Restated) The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017
		(As Restated- See Note 13)
OPERATING ACTIVITIES
Net income (loss) (As restated for 2017)	$119,424	$(19,397)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of debt discounts		-
Depreciation expense	4,913	2,656
Stock-based compensation	-	66,864
Changes in operating assets and liabilities:
Accounts receivable	(238,029)	(27,537)
Costs and estimated earnings in excess of billings	(36,348)	(11,793)
Accounts payable and accrued liabilities	(73,369)	306,465
Billings in excess of costs and estimated earnings	175,725	(204,631
Income taxes payable	21,525	-
Net cash provided (used) in operating activities	(26,159)	112,627

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(6,500)	(5,800
Security deposit	-	(2,200
Deposits and costs coincident to acquisition of land for development	(150,838)	(131,472)
Net cash (used) in investing activities	(157,338)	(139,472)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from loans payable to related parties	37,500	-
Proceeds from loans payable	20,000	-

Net cash provided by financing activities	57,500	5,000

NET INCREASE (DECREASE) IN CASH	(125,997)	(21,845

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$118,687	$244,864

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 71,429 restricted shares of common stock to Dream Homes, Ltd. for refundable deposit under contract rights to develop land	$-	$10,000
Issuance of common stock to Dream Homes, Ltd. for vehicles	$-	$6,000
Common stock committed to be issued for rights to property acquisition contract	$-	48,655
Common stock committed to be issued for lumber credit per Subscription Agreement (As restated)	$-	$10,138

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2018	December 31, 2017

Office equipment	$4,115	$4,115
Vehicles	31,065	24,565
Less: Accumulated depreciation	(24,449)	(19,536)

Property and Equipment- net	$10,731	$9,144

Depreciation expense for the years ended December 31, 2018 and 2017 was $ 4,913 and $2,656, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2018	December 31, 2017

Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	49,959	23,657
Total Marina Contract	74,959	48,657

Other Deposits:
Clayton-80 lots and 120 apartments	9,920	-
71 Sheridan Avenue	79,150	-
Bayville-20 units	2,674	-
Other	2,005	-

Lacey Township, New Jersey, Pines contract:
Deposit	-	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	111,215
Total Pines contract	119,265	131,215

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	62,994	20,257
Total Tallwoods contract	72,994	30,257

Total	$360,967	$210,129

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

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 20 townhouse lots in Bayville NJ. Engineering and approvals are currently in process.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2018	December 31, 2017

Loans payable to chief executive officer	$29,025	$11,525
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	20,100	100
Total	$52,243	$14,743

All the loans above are non-interest bearing and due on demand.

5 - Common Stock Issuances

On February 22, 2017, DHDC issued 56,000 restricted shares of common stock to Green Chip Investor Relations pursuant to an Investor Relations and Consulting Services Agreement (see Note 9). The 56,000 restricted shares were valued at $2,800 (or $.05 per share), which amount was expensed in the three months ended March 31, 2017.

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

On December 29, 2017, DHDC committed to issue 25,340 restricted shares (as restated -see Note 14) of DHDC’s common stock for settlement of $ 10,138 accounts payable (As Restated-See Note 14) at $.40 per share.

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

6 – Income Taxes (As Restated-See Note 13)

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 21% to income (loss) before income taxes.

The sources of the differences follow:

	Year ended December 31, 2018	Year ended December 31, 2017
Expected tax at 21% (State 9%)	$42,284	$(2,910)
Non-deductible entertainment expense	-	706
Non-deductible stock-based compensation	-	23,402
Change in valuation allowance/NOL used	(20,759)	(21,198)
Provision for (benefit from) income taxes	$21,525	$-

(a) As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The significant components of DHDC’s deferred tax asset as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

As of December 31, 2018, the Company has no available net operating loss carryforward.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7- Business Segments

The Company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

Summarized financial information by business segment for the years ended December 31, 2018 and 2017 follows:

	Year ended December 31,
	2018	2017
		(As restated- See Note 13)
Revenue:
Residential construction (as restated for 2017)	$2,574,953	$2,970,246
Total	$2,574,953	$2,976,246

Income (loss) from operations:
Residential construction (as restated for 2017)	$356,951	$389,249
Corporate-	(216,002)	(408,646)
Total	$140,949	$(19,397)

Identifiable assets:

	December 31,
	2018	2017
Residential construction (as restated for 2017)	$606,499	$656,318
Corporate (as restated for 2017)	373,151	22,527
Total	$979,650	$678,845

All revenue relating to the residential construction segment was derived from construction contracts involving homeowner customers located in the State of New Jersey. These contracts involve specialized construction related to compromised home foundations and related issues caused by damage from Super Storm Sandy, as well as new home construction.

8- Commitments and Contingencies

Construction Contracts

As of December 31, 2018, Dream Building, LLC was committed under 18 construction contracts outstanding with home owners with contract prices totaling $ 2,764,508, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the year ended December 31, 2018, sales commissions expense pursuant to employment agreements were $56,164.

Lease Agreements

On June 20, 2017, DHDC executed a lease for office and storage space located at 2109 Bridge Avenue, Point Pleasant, New Jersey. The term of the Lease is five years from June 20, 2017 to June 20, 2022 with two (2) five (5) year options to renew. The Lease provides for monthly rent commencing August 20, 2017 at $1,200 per month until the earlier of completion of upstairs offices or November 20, 2017, at which time the monthly rent increases to $2,200 per month. In May of 2018, the monthly rent was reduced to $1,000 per month. Assuming DHDC is current in all rent and other charges, DHDC has the option to cancel the Lease with 90 days written notice to Landlord.

In October of 2018, DHDC entered into a lease agreement for a modular home showroom in Little Egg Harbor. The term is for 1 year, with 3 one-year options to renew. The amount of the lease is $18,000 and is payable in monthly installments of $1500.

For the year ended December 31, 2018, rent expense under these leases agreements was $36,400.

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

For the years ended December 31, 2018 and 2017, consulting fees expense under this agreement was $2,000 and $4,800 respectively.

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

9. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the twelve months ended December 30, 2018 and 2017, selling, general and administrative expenses include $ 606,702.90 and $607,305 respectively. These costs were incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the year 2018 and include $65,888.31 salary paid to the Company’s Chief Executive Officer and $62,000.00 salary paid to the Company’s Secretary and VP of Human Resources. At December 31, 2018, there was no money due DHL for unpaid payroll reimbursement or accrued expenses.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($6,000 total for the six months ended June 30, 2018) for this office space.

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

Included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Sales Manager that are not covered by the Employment Agreement dated May 8, 2017 described in Note 7.

Due to the fact that the stock price has decreased below the warrant exercise price of $.30, no warrant expense has been recorded for the year 2018.

11- Subsequent Events

As of this date, there were subsequent events of note.

12- Receivable from Arbitration and settlement of in process customer construction contract in dispute and related losses recognized and recorded by the Company

The Company began work on a construction contract in the amount of $307,000 in August 2016. Through September 30, 2017 the Company billed the customer a total of $219,565, collected a total of $130,247 from the customer, and accordingly had a balance due from the customer of $89,318 at September 30, 2017. When the customer refused to pay the $89,318 balance, the Company ceased working on the contract in July 2017, filed a request for arbitration on October 3, 2017 and filed a Construction Lien Claim in October 18, 2017. On March 6, 2018, the American Arbitration Association awarded the Company $75,000 in connection with its claim. On July 10, 2018, the Superior Court of New Jersey confirmed the arbitration award and entered a judgement against the customer for the $75,000 and prejudgment interest of $488. To date the Company has not yet collected the $75,000 owing to it under the arbitration award. Based upon advice of Company Counsel it still has further legal actions available to it to ultimately facilitate payment from the customer of the $75,000 in the contract dispute. Accordingly, at December 31, 2017 the Company has recognized a loss of $14,318 on the write-down of accounts receivable from this customer which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. The property continues to be unoccupied because the contracted construction work has never been completed.

Company counsel has also advised that the $75,000 judgment is a lien on any property that the customer owns at July 10, 2018. As of July 10, 2018, the property subject to the dispute has market value of approximately $850,000 and has a prior mortgage lien with a balance of approximately $190,000. The Company expects to ultimately collect the $75,000 judgement in full.

At December 31, 2017 there was a “Cost and estimated earnings in excess of billings” asset relating to the Arbitration Award disputed contract of $48,419 representing the difference between the amount billed to the customer of $219,565 and costs and estimated earnings of $267,984 through December 31, 2017. Accordingly, at December 31, 2017 the Company has also recognized a loss of $48,419 on the write-down of the “Costs and estimated earnings in excess of billings” asset attributable to this disputed customer contract, which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. Over the life of this contract the Company recognized a cumulative gross profit of $17,658 through December 31, 2017, which is net of a negative gross profit of ($9,012) for the year ended December 31, 2017, based upon the write-down of $14,318 described in the preceding paragraph and the $48,419 write-down described in this paragraph, which aggregate to $62,737.

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

As discussed in detail above in Note 13, the Company settled a disputed customer contract in an arbitration proceeding in March of 2018 that resulted in losses aggregating $62,737 that are reflected in this restatement that should have been reflected in the consolidated balance sheet at December 31, 2017 and the consolidated statement of operations for the year then ended as originally issued.

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

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$248,056	$(3,372)	$244,684
Accounts receivable	230,345	(119,156)	111,189
Costs and estimated earnings in excess of billings	74,338	(4,839)	69,499
Total current assets	552,739	(127,367)	425,372

PROPERTY AND EQUIPMENT, net	9,144	-	9,144

OTHER ASSETS
Account Receivable	-	32,000	32,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	210,129	-	210,129

Total assets	$774,212	$(95,367	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,278	$(5,275)	$391,003
Billings in excess of costs and estimated earnings	128,252	(49,769)	78,483
Accrued income taxes	7,166	(7,166)	-
Loans payable to related parties	14,743	-	14,743
Total current liabilities	546,439	(62,210)	484,229

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,203	(2)	24,201

Additional paid-in capital	1,555,130	(986)	1,554,144
Accumulated deficit	(1,351,560)	(32,169)	(1,383,729)

Total stockholders’ equity	227,773	(33,157)	194,616

Total liabilities and stockholders’ equity	$774,212	$(95,367)	$678,845

The effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue:
Construction contracts	$2,939,634	$30,612	$2,970,246
Educational software and products	-	-	-
Total revenue	2,939,634	30,612	2,970,246

Cost of construction contracts	1,969,821	(20,720)	1,949,101

Gross profit	969,813	51,332	1,021,145

Operating Expenses:
Selling, general and administrative	947,219	90,667	1,037,886
Depreciation expense	2,656	-	2,656

Total operating expenses	949,875	90,667	1,040,542

Income (loss) from operations	19,938	(39,335)	(19,397)

Other expenses (income):
Total other expenses-net	-	-	-

Net income (loss) before income taxes	19,938	(39,335)	(19,397)
Provision for income taxes	7,166	(7,166)	-

Net income (loss)	$12,772	$(32,169)	$(19,397)
Basic and diluted income (loss) per common share	$0.00	-	$(0.00)

Weighted average common shares outstanding-basic and diluted	23,917,680	-	23,917,680

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net income (loss)	$12,772	$(32,169)	$(19,397)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,656	-	2,656
Stock-based compensation	66,864	-	66,864
Changes in operating assets and liabilities:
Accounts receivable	(114,693)	87,156	(27,537)
Costs and estimated earnings in excess of billings	(16,632)	4,839	(11,793)
Accounts payable and accrued expenses	312,548	(6,083)	306,465
Billings in excess of costs and estimated earnings	(154,862)	(49,769)	(204,631)
Accrued income taxes	7,166	(7,166)	-
Net cash provided in operating activities	115,819	(3,192)	112,627

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-	(5,800)
Security deposits	(2,200)	-	(2,200)
Deposits and costs coincident to acquisition of land for development	(131,472)	-	(131,472)
Net cash (used) in investing activities	(139,472)	-	(139,472)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-	5,000

Net cash provided by financing activities	5,000	-	5,000

NET INCREASE (DECREASE) IN CASH	(18,653)	(3,192)	(21,845)

CASH BALANCE, BEGINNING OF PERIOD	266,709	-	266,709

CASH BALANCE, END OF PERIOD	$248,056	(3192)	$244,864

Note 7 (Income Taxes) has been restated to reflect the amount of the net operating loss carryforward for years ended prior to December 31, 2017 of $55,004 (after utilization of $63,203 in 2016). In addition, the restated income tax note reflects a calculated deferred tax asset of $0 at December 31, 2017 for which a full NOL carryforward has been used.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	53	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Kathleen M. Dotoli	52	Director

Richard Pezzullo	60	Director

Valerie Jones	47	Secretary

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

Dream Homes & Development Corporation

Dated: April 15, 2019	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

