Form 10-K/A
period 2018-12-31
Dream Homes & Development Corp.
filed 2019-04-25
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to

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

The audits of the consolidated financial statements for the years ended December 31, 2018 and 2017 which were included in the December 31, 2018 Form 10-K filed on April 15, 2019 (the “Original Filing”) have not been completed by our independent registered public accounting firm Michael T. Studer CPA P.C. (“Studer”). Inclusion of Studer’s audit report and nondisclosure of the unaudited status of the financial statements was a mistake which was brought to our attention by Studer on April 18, 2019

As explained in our Form 8-K filed August 22, 2018, certain errors in the Company’s consolidated financial statements for both the year ended December 31, 2017 and for the three months ended March 31, 2018 were detected by Studer during its uncompleted review of the Company’s consolidated financial statements for the three months ended March 31, 2018. As also explained in this Form 8-K the errors principally relate to the accounting for certain contracts under the “percentage of completion method”. Studer’s audit of our restated financial statements for the year ended December 31, 2017 is still in process and has not yet been completed. An audit of the financial statements for the year ended December 31, 2018 has not yet commenced.

We have amended the Original Filing in this Amendment No. 1 to Form 10-K to exclude the Studer audit report and to label all pages of the consolidated financial statements and notes to consolidated financial statements as unaudited. Until audits of the above consolidated financial statements have been completed, the financial statements for both the year ended December 31, 2017 and the year ended December 31, 2018 contained in the Original Filing should no longer be relied on.

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

	December 31, 2018	December 31, 2017
	(Unaudited)	As restated- (See Note 13) (Unaudited)
Statements of Income:
Revenue	$2,574,953	$2,970,246
Gross profit	1,068,324	1,021,145
Income (loss) from continuing operations	140,949	(19,397)
Net income (loss)	$119,424	$(19,397)
Basic and diluted loss per common share	$.00	$(.00)
Balance Sheet Data:
Cash	$118,687	$244,684
Total assets	979,650	678,845
Total liabilities	665,610	484,229
Total Stockholders’ equity	$314,040	$194,616

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017
	(Unaudited)	(as restated- see Note 13) (Unaudited)
Revenue:
Construction contracts	$2,574,953	$2,970,246

Cost of construction contracts	1,506,629	1,949,101

Gross profit	1,068,324	1,021,145

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $19,500, respectively	922,462	1,037,886
Depreciation expense	4,913	2,656

Total operating expenses	927,375	1,040,542

Income (loss) from operations	140,949	(19,397)

Total other expenses-net	-	-

Net income (loss) before income taxes	140,949	(19,397)
Provision for income taxes	21,525	-

Net income (loss)	$119,424	$(19,397)

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Item 8. Financial Statements and Supplementary Data

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	December 31, 2017
		(As restated- See Note 13)
ASSETS
CURRENT ASSETS
Cash	$118,687	$244,684
Accounts receivable, net of allowance for doubtful accounts ($29,838)	349,218	111,189
Costs and estimated earnings in excess of billings	105,847	69,499
Total current assets	573,752	425,372

PROPERTY AND EQUIPMENT, net	10,731	9,144

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	360,967	210,129

Total assets	$979,650	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,634	$391,003
Billings in excess of costs and estimated earnings	254,208	78,483
Income taxes payable	21,525	-
Loans payable	20,000	-
Loans payable to related parties	52,243	14,743
Total current liabilities	665,610	484,229

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are 24,200,993 and 24,000,953 shares outstanding, respectively; and 16,000 and 200,040 shares committed not yet issued at December 31, 2018 and 2017, respectively	24,201	24,201
Additional paid-in capital	1,554,144	1,554,144
Accumulated deficit	(1,264,305)	(1,383,729)

Total stockholders’equity	314,040	194,616

Total liabilities and stockholders’ equity	$979,650	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

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

(UNAUDITED)

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

(UNAUDITED)

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Office equipment	$4,115	$4,115
Vehicles	31,065	24,565
Less: Accumulated depreciation	(24,449)	(19,536)

Property and Equipment- net	$10,731	$9,144

Depreciation expense for the years ended December 31, 2018 and 2017 was $ 4,913 and $2,656, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	49,959	23,657
Total Marina Contract	74,959	48,657

Other Deposits:
Clayton-80 lots and 120 apartments	9,920	-
71 Sheridan Avenue	79,150	-
Bayville-20 units	2,674	-
Other	2,005	-

Lacey Township, New Jersey, Pines contract:
Deposit	-	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	111,215
Total Pines contract	119,265	131,215

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	62,994	20,257
Total Tallwoods contract	72,994	30,257

Total	$360,967	$210,129

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Loans payable to chief executive officer	$29,025	$11,525
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	20,100	100
Total	$52,243	$14,743

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

The sources of the differences follow:

	Year ended December 31, 2018	Year ended December 31, 2017
	(Unaudited)	(Unaudited)
Expected tax at 21% (State 9%)	$42,284	$(2,910)
Non-deductible entertainment expense	-	706
Non-deductible stock-based compensation	-	23,402
Change in valuation allowance/NOL used	(20,759)	(21,198)
Provision for (benefit from) income taxes	$21,525	$-

(a) As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The significant components of DHDC’s deferred tax asset as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

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

Summarized financial information by business segment for the years ended December 31, 2018 and 2017 follows:

	Year ended December 31,
	2018	2017
	(Unaudited)	(As restated- See Note 13) (Unaudited)
Revenue:
Residential construction (as restated for 2017)	$2,574,953	$2,970,246
Total	$2,574,953	$2,976,246

Income (loss) from operations:
Residential construction (as restated for 2017)	$356,951	$389,249
Corporate-	(216,002)	(408,646)
Total	$140,949	$(19,397)

Identifiable assets:

	December 31,
	2018	2017
Residential construction (as restated for 2017)	$606,499	$656,318
Corporate (as restated for 2017)	373,151	22,527
Total	$979,650	$678,845

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

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$248,056	$(3,372)	$244,684
Accounts receivable	230,345	(119,156)	111,189
Costs and estimated earnings in excess of billings	74,338	(4,839)	69,499
Total current assets	552,739	(127,367)	425,372

PROPERTY AND EQUIPMENT, net	9,144	-	9,144

OTHER ASSETS
Account Receivable	-	32,000	32,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	210,129	-	210,129

Total assets	$774,212	$(95,367	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,278	$(5,275)	$391,003
Billings in excess of costs and estimated earnings	128,252	(49,769)	78,483
Accrued income taxes	7,166	(7,166)	-
Loans payable to related parties	14,743	-	14,743
Total current liabilities	546,439	(62,210)	484,229

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,203	(2)	24,201

Additional paid-in capital	1,555,130	(986)	1,554,144
Accumulated deficit	(1,351,560)	(32,169)	(1,383,729)

Total stockholders’ equity	227,773	(33,157)	194,616

Total liabilities and stockholders’ equity	$774,212	$(95,367)	$678,845

The effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$2,939,634	$30,612	$2,970,246
Educational software and products	-	-	-
Total revenue	2,939,634	30,612	2,970,246

Cost of construction contracts	1,969,821	(20,720)	1,949,101

Gross profit	969,813	51,332	1,021,145

Operating Expenses:
Selling, general and administrative	947,219	90,667	1,037,886
Depreciation expense	2,656	-	2,656

Total operating expenses	949,875	90,667	1,040,542

Income (loss) from operations	19,938	(39,335)	(19,397)

Other expenses (income):
Total other expenses-net	-	-	-

Net income (loss) before income taxes	19,938	(39,335)	(19,397)
Provision for income taxes	7,166	(7,166)	-

Net income (loss)	$12,772	$(32,169)	$(19,397)
Basic and diluted income (loss) per common share	$0.00	-	$(0.00)

Weighted average common shares outstanding-basic and diluted	23,917,680	-	23,917,680

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$12,772	$(32,169)	$(19,397)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,656	-	2,656
Stock-based compensation	66,864	-	66,864
Changes in operating assets and liabilities:
Accounts receivable	(114,693)	87,156	(27,537)
Costs and estimated earnings in excess of billings	(16,632)	4,839	(11,793)
Accounts payable and accrued expenses	312,548	(6,083)	306,465
Billings in excess of costs and estimated earnings	(154,862)	(49,769)	(204,631)
Accrued income taxes	7,166	(7,166)	-
Net cash provided in operating activities	115,819	(3,192)	112,627

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-	(5,800)
Security deposits	(2,200)	-	(2,200)
Deposits and costs coincident to acquisition of land for development	(131,472)	-	(131,472)
Net cash (used) in investing activities	(139,472)	-	(139,472)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-	5,000

Net cash provided by financing activities	5,000	-	5,000

NET INCREASE (DECREASE) IN CASH	(18,653)	(3,192)	(21,845)

CASH BALANCE, BEGINNING OF PERIOD	266,709	-	266,709

CASH BALANCE, END OF PERIOD	$248,056	(3192)	$244,864

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

Dream Homes & Development Corporation

Dated: April 25, 2019	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

