Form 10-Q
period 2019-03-31
Dream Homes & Development Corp.
filed 2019-05-20
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of May 15, 2019, was 24,258,993.

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

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited	Unaudited
ASSETS

CURRENT ASSETS
Cash	$183,590	$118,687
Accounts receivable	344,614	349,218
Costs in excess of billings and estimated earnings	158,181	105,847
Total current assets	686,385	573,752

PROPERTY AND EQUIPMENT, net	16,769	10,731

OTHER ASSETS
Accounts receivable	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	332,865	360,967

Total assets	$1,070,219	$979,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$428,821	$317,634
Billings in excess of costs and estimated earnings	294,795	254,208
Income tax payable	21,525	21,525
Loans payable	20,000	20,000
Loans payable to related parties	48,205	52,243
Total current liabilities	813,346	665,610

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2019 and December 31, 2018, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2019 and December 31, 2018, there are 24,200,993 shares outstanding, respectively; and 16,000 shares committed not yet issued at March 31, 2019 and December 31, 2018, respectively	24,201	24,201
Additional paid-in capital	1,554,144	1,554,144
Accumulated deficit	(1,321,472)	(1,264,305)

Total stockholders’ equity	256,873	314,040

Total liabilities and stockholders’ equity	$1,070,219	$979,650

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2019	Three months ended March 31, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$775,599	$575,560
Total revenue	775,599	575,560

Cost of construction contracts	565,191	364,212

Gross profit	210,408	211,348

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $ 33,988, respectively	264,643	214,559
Depreciation expense	1,462	1,228

Total operating expenses	266,105	215,787

(Loss) from operations	(55,697)	(4,439)

Other expenses (income):
Interest expense	1,470	-
Consulting fee income	-	-
Total other expenses (income)	1,470	-

Net (loss) before income taxes	(57,167)	(4,439)
Provision for income tax expense	-	8,126

Net (loss)	$(57,167)	$(12,565)

Basic and diluted (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	24,231,963

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2019 Unaudited	Three months ended March 31, 2018 Unaudited
OPERATING ACTIVITIES
Net (loss)	$(57,167)	$(12,565)
Adjustments to reconcile net (loss) to net cash provided (used) in operating activities:
Depreciation expense	1,462	1,228
Write-off on deposits and acquisition of land	28,102	-
Stock-based compensation	-	33,988
Changes in operating assets and liabilities:
Accounts receivable	4,604	(37,264)
Costs in excess of billings and estimated earnings	(52,334)	(174,642)
Accounts payable and accrued liabilities	111,187	20,279
Billings in excess of costs and estimated earnings	40,57	97,311
Income tax payable	-	8,126
Net cash provided by (used in) operating activities	76,441	(63,539)

INVESTING ACTIVITIES
Purchase of vehicles	(7,500)	-
Deposit and costs coincident to acquisition of land for development	-	(14,253)
Net cash (used) in investing activities	(7,500)	(14,253)

FINANCING ACTIVITIES
Payments on loans to related parties	(4,038)	-
Proceeds from sale of common stock	-	11,400

Net cash provided by (used in) financing activities	(4,038)	11,400

NET INCREASE (DECREASE) IN CASH	64,903	(66,392)

CASH BALANCE, BEGINNING OF PERIOD	118,687	244,684

CASH BALANCE, END OF PERIOD	$183,590	$178,292

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018, which contains the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact of this ASU on our financial position, results of operations and cash flows at March 31, 2019 and for the three months then ended has not been significant.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2019	December 31, 2018

Office equipment	$4,115	$4,115
Vehicles	38,565	31,065
Less: Accumulated depreciation	(25,911)	(24,449)

Property and Equipment- net	$16,769	$10,731

Depreciation expense for the three months ended March 31, 2019 and 2018 was $1,462 and $1,228, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2019	December 31, 2018

Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	49,959	49,959
Total Marina Contract	74,959	74,959

Other Deposits:
Clayton-80 lots and 120 apartments	9,920	9,920
71 Sheridan Avenue	79,150	79,150
Bayville-20 units	2,674	2,674
Other	2,005	2,005

Lacey Township, New Jersey, Pines contract:
Deposit	-	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	109,265
Total Pines contract	119,265	119,265

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	34,892	62,994
Total Tallwoods contract	44,892	72,994

Total	$332,865	$360,967

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

4 - Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31,	December 31,
	2019	2018

Loans payable to chief executive officer	$40,987	$29,025
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	4,100	20,100
Total	$48,205	$52,243

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

The sources of the differences follow:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Expected tax (benefit)	$(12,005)	$(932)
State income taxes, net of Federal benefit	(5,145)	1,921
Non-deductible stock-based compensation	-	7,137
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	-
Change in valuation allowance	-	-
NOL carryforward affect	17,150	-
Provision for income taxes	$-	$8,126

The significant components of DHDC’s deferred tax asset as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Deferred tax assets:
Net operating loss carry forward	$17,150	$-
Valuation allowance	(17,150)	-
Net deferred tax asset	$-	$-

7- Business Segments

The company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

8- Commitments and Contingencies

Construction Contracts

As of March 31, 2019, Dream Building, LLC is committed under 16 construction contracts outstanding with home owners with contract prices totaling $ 3,631,330, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long term duration at the date of issuance of these financial statements.

Employment Agreements

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the three months ended March 31, 2019, sales commissions expense pursuant to this employment agreements was $40,266.

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

For the three months ended March 31, 2019, rent expense under this lease agreement was $6,600.

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

For the three months ended March 31, 2019 and 2018, consulting fees expense under this agreement was $0 and $2,000, respectively.

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

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the three months ended March 31, 2019 and 2018, selling, general and administrative expenses include $70,152 and $120,217, respectively incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2018 amount includes $17,500 salary paid to the Company’s Chief Executive Officer and $14,400 salary paid to the Company’s Secretary and VP of Human Resources.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($6,000 total for the three months ended March 31, 2019) for this office space.

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

11- Subsequent Events

On May 8, 2019, the Company issued 58,000 shares of restricted common shares to two individuals for consulting services.

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

At December 31, 2017, there was a “Costs and estimated earnings in excess of billings” asset relating to the Arbitration Award disputed contract of $48,419 representing the difference between the amount billed to the customer of $219,565 and costs and estimated earnings of $267,984 through December 31, 2017. Accordingly, at December 31, 2017 the Company has also recognized a loss of $48,419 on the write-down of the “Costs and estimated earnings in excess of billings” asset attributable to this disputed customer contract, which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. Over the life of this contract the Company recognized a cumulative gross profit of $17,658 through December 31, 2017, which is net of a negative gross profit of ($9,012) for the year ended December 31, 2017, based upon the write-down of $14,318 described in the preceding paragraph and the $48,419 write-down described in this paragraph, which aggregate to $62,732.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of March 31, 2019 is $3,631,330.

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

The Company is in contract and in the approval process for a 7-acre tract in central Ocean County, New Jersey, which will yield 13 single-family lots. This development project is scheduled to begin in 2019 and is projected to add approximately $4,500,000 to the Company’s gross sales, through its Dream Building LLC division.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2019 and 2018.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2019	Three months ended March 31, 2018

Revenue:
Construction contracts	$775,599	$575,560
Total revenue	775,599	575,560

Cost of construction contracts	565,191	364,212

Gross profit	210,408	211,348

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $ 33,988, respectively	264,643	214,559
Depreciation expense	1,462	1,228

Total operating expenses	266,105	215,787

(Loss) from operations	(55,697)	(4,439)

Other expenses (income):
Interest expense	1,470	-
Consulting fee income	-	-
Total other expenses (income)	1,470	-

Net (loss) before income taxes	(57,167)	(4,439
Provision for income tax expense	-	8,126

Net (loss)	$(57,167)	$(12,565)

Basic and diluted (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	24,000,963

Results of Operations - Comparison for the three months ended March 31, 2019 and 2018.

Revenues

For the three months ended March 31, 2019 and 2018, revenues were $775,599 and $575,560 respectively. The increase in revenue of $200,039, was due to new contracts.

Cost of Sales

For the three months ended March 31, 2019 and March 31, 2018, cost of construction contracts were $565,191 and $364,212, respectively. This increase of $200,979 was due mainly to increased production.

Operating Expenses

Operating expenses increased $50,318 from $215,787 in 2018 to $266,105 in 2019. The increase is mainly attributable to sales commissions of $40,587.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, our cash balance was $183,590 and $118,687, respectively, total assets were $1,070,219 and $979,650, respectively, and total current liabilities amounted to $813,346 and $665,610, respectively, including loans payable to related parties of $48,205 and $52,243, respectively. As of March 31, 2019 and December 31, 2018, the total stockholders’ equity was $256,873 and $314,040, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: May 20, 2019	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

