Form 10-K/A
period 2017-12-31
Dream Homes & Development Corp.
filed 2019-07-18
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Dream Homes & Development Corporation (the Company) is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2017 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2018 (the “Original Filing”).

As now discussed in Note 14 to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statement at December 31, 2017 and for the year then ended in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method”. These errors were detected by our independent registered public accounting firm in connection with its then uncompleted review of our consolidated financial statements for the three months ended March 31, 2018.

As a result of the revisions in Part II, Item 8 (Financial Statements), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) have been incorporated with the revisions made to Part II, Item 8. The effect of this restatement was to decrease stockholders’ equity by $33,159 from $227,773 as previously reported to $194,616 as restated, principally due to the Company now reporting a net loss of $19,397 versus an originally reported net income of $12,772 (or a change of $32,169). The principal effects of this restatement were to increase revenues from construction contracts by $30,612 from $2,939,634 as previously reported to $2,970,246 as restated, to increase gross profit by $51,332 from $969,813 as previously reported to $1,021,145 as restated, and to increase selling, general, and administrative expenses by $90,667 from $947,219 as previously reported to $1,037,886 as restated.

The Amendment amends and restates only Items 7 and 8. No other information in the Original Filing is amended hereby. This Amendment speaks as of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date. The Amendment should be read in conjunction with the Original Filing. In addition, pursuant to Rule -12b-15 under the Securities Exchange Act of 1934, as amended, as a result of the Amendment, the certifications pursuant to Section 302 and section 906 of the Sarbanes-Oxley Act of 2002 filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of the Amendment and are included as exhibits hereto.

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

	December 31, 2017	December 31, 2016
	As restated- (See Note 14)
Statements of Income:
Revenue	$2,970,246	$568,312
Gross profit	1,021,145	153,284
Loss from continuing operations	(19,397)	(2,668)
Net loss	$(19,397)	$(11,776)
Basic and diluted loss per common share	$(.00)	$(.00)
Balance Sheet Data:
Cash	$244,684	$266,709
Total assets	425,372	460,067
Total liabilities	484,229	392,711
Total Stockholders’ equity	$194,616	$67,356

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016
	(as restated- see Note 14)
Revenue:
Construction contracts	$2,970,246	$568,291
Educational software and products	-	21
Total revenue	2,941,827	568,312

Cost of construction contracts	1,949,101	415,028

Gross profit	1,021,145	153,284

Operating Expenses:
Selling, general and administrative, including stock based compensation of $66,864 and $19,500, respectively	1,037,886	104,618
Depreciation expense	2,656	-
Amortization and impairment of capitalized curriculum development costs	-	51,334

Total operating expenses	1,040,542	155,952

Loss from operations	(19,397)	(2,668)

Other expenses (income):
Amortization of debt discounts	-	4,166
Interest expense	-	7,500
Consulting fee income	-	(2,558)
Total other expenses-net	-	9,108

Net loss before income taxes	(19,397)	(11,776)
Provision for income taxes	-	-

Net loss	$(19,397)	$(11,776)

Results of Operations - Comparison for the years ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and December 31, 2016, net revenues were $2,970,246 as compared to $568,312 for the year ended December 31, 2016. This increase in net revenue was the result of the acquired construction business in 2016. As of December 31, 2017 and 2016, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2017 and December 31, 2016, cost of construction contracts and sales were $1,949,101 as compared to $415,028 for the year ended December 31, 2016. This increase in cost of construction contracts and sales was the result of the acquired construction business in 2016.

Operating Expenses

Operating expenses increased $884,590 from $155,952 in 2016 to $1,040,542 in 2017. The increase was principally attributable to the increased activity from the construction company acquired in 2016.

Major selling, general and administrative expenses for the year ended December 31, 2017 of $1,037,886 include salary expense of $607,305, warrant expense of $64,040, office expenses of $10,265, professional fees of $87,922, vehicle expenses of $ 27,527, advertising expenses of $24,227, bad debt allowance of $72,837, and sales commissions expense of $75,746. Selling, general and administrative expenses for the year ended December 31, 2016 of $104,618 includes affiliated entity allocated salaries $49,103, professional fees of $12,430, insurance $3,131, transfer agent fees $12,832, office supplies and postage $2035, travel expense $1,222, and other miscellaneous expenses.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, our cash balance was $244,684 and $266,709, respectively, total current assets were $425,372 and $460,067, respectively, and total current liabilities amounted to $484,229 and $392,711, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of December 31, 2017 and 2016, the total stockholders’ equity was $194,616 and $67,356, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dream Homes & Development Corporation

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Dream Homes & Development Corporation and subsidiary as of December 31, 2017 and 2016 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April, 17, 2018 (except as to notes 13 and 14 which are dated as of July 17, 2019)

I have served as the Company’s auditor since 2014.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(As restated- See Note 14)
ASSETS
CURRENT ASSETS
Cash	$244,684	$266,709
Accounts receivable, net of allowance for doubtful accounts ($29,838)	111,189	115,652
Costs and estimated earnings in excess of billings	69,499	57,706
Total current assets	425,372	440,067

PROPERTY AND EQUIPMENT, net	9,144	-

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	-
Security deposit	2,200	-
Deposits and costs coincident to acquisition of land for development	210,129	20,000

Total assets	$678,845	$460,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$391,003	$94,854
Billings in excess of costs and estimated earnings	78,483	283,114
Loans payable to related parties	14,743	14,743
Total current liabilities	484,229	392,711

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2017 and 2016, there are 24,000,953 and 23,733,524 shares outstanding, respectively; and 200,040 and 100,000 shares committed not yet issued at December 31, 2017 and 2016, respectively	24,201	23,833
Additional paid-in capital	1,554,144	1,407,855
Accumulated deficit	(1,383,729)	(1,364,332)

Total stockholders’ equity	194,616	67,356

Total liabilities and stockholders’ equity	$678,845	$460,067

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016
	(As Restated – See Note 14)
Revenue:
Construction contracts	$2,970,246	$568,291
Educational software and products	-	21
Total revenue	2,970,246	568,312

Cost of construction contracts	1,949,101	415,028

Gross profit	1,021,145	153,284

Operating Expenses:
Selling, general and administrative, including stock based compensation of $66,864 and $19,500, respectively	1,037,886	104,618
Depreciation expense	2,656	-
Amortization and impairment of capitalized curriculum development costs	-	51,334

Total operating expenses	1,040,542	155,952

Loss from operations	(19,397)	(2,668)

Other expenses (income):
Amortization of debt discounts	-	4,166
Interest expense	-	7,500
Consulting fee income	-	(2,558)
Total other expenses-net	-	9,108

Net loss before income taxes	(19,397)	(11,776)
Provision for income taxes	-	-

Net loss	$(19,397)	$(11,776)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	23,917,680	18,760,562

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2017 (As Restated- See Note 14) and 2016

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	16,304,300	$16,304	$1,305,513	$(1,352,556)	$(30,739)
Issuance of common stock for: Company officers and directors	120,000	120	5,880		6,000
DHL employee bonuses	60,000	60	2,940		3,000
Issuance of common stock for accounting fees	160,000	160	7,840		8,000
Issuance of common stock for convertible noteholders	326,857	327	65,044		65,371
Issuance of common stock for satisfaction of loan payable to General Property Investments LLC	2,000,000	2,000	18,000		20,000
Issuance of common stock for legal fees	250,000	250	2,250		2,500
Issuance of common stock for 4.5% equity in Dream Homes, Ltd	2,225,000	2,225	(2,225)		-
Issuance of common stock to Dream Homes Ltd for rights to complete 6 in process contracts	2,287,367	2,287	(2,287)		-
Common stock to be issued for rights to land acquisition contract (committed not issued)	100,000	100	4,900		5,000
Net loss for the year ended December 31, 2016				(11,776)	(11,776)
Balance at December 31, 2016	23,833,524	23,833	1,407,855	(1,364,332)	67,356
Issuance of restricted common stock for investor relations and consulting services	56,000	56	2,744		2,800
Issuance of restricted common stock to Dream Homes Ltd for deposit on land	71,429	71	9,929		10,000
Issuance of restricted common stock to Dream Homes Ltd in exchange for vehicles	40,000	40	5,960		6,000
Issuance of restricted common stock to Dream Homes Ltd for rights to land acquisition contract (committed not issued)	162,200	162	48,493		48,655
Issuance of common stock for cash per Subscription Agreement (committed not issued)	12,500	12	4,988		5,000
Issuance of common stock for lumber credit per Subscription Agreement -committed not issued (as restated)	25,340	27	10,111		10,138
Expense relating to 750,000 stock warrants issued to Company’s executive team			64,064		64,064
Net loss for the year ended December 31, 2017 (As restated)				(19,397)	(19,397)

Balance at December 31, 2017 (As restated)	24,200,993	$24,201	$1,554,144	$(1,383,729)	$194,616

(As Restated) The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016
	(As Restated- See Note 14)
OPERATING ACTIVITIES
Net loss (As restated for 2017)	$(19,397)	$(11,776)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization and impairment of capitalized curriculum development costs	-	51,334
Amortization of debt discounts	-	4,166
Depreciation expense	2,656	-
Stock-based compensation	66,864	19,500
Changes in operating assets and liabilities:
Accounts receivable	(27,537)	(115,652)
Costs and estimated earnings in excess of billings	(11,793)	(57,706)
Accounts payable and accrued liabilities	306,465	78,713
Billings in excess of costs and estimated earnings	(204,631)	283,114
Accrued interest on convertible notes payable	-	7,500
Net cash provided in operating activities	112,627	259,193

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-
Security deposit	(2,200)	-
Deposits and costs coincident to acquisition of land for development	(131,472)	(15,000)
Net cash (used) in investing activities	(139,472)	(15,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-
Proceeds from loans payable to related parties	-	23,218
Repayments of loans payable to related parties	-	(3,000)

Net cash provided by financing activities	5,000	20,218

NET INCREASE (DECREASE) IN CASH	(21,845)	264,411

CASH BALANCE, BEGINNING OF PERIOD	266,709	2,298

CASH BALANCE, END OF PERIOD	$244,864	$266,709

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 71,429 restricted shares of common stock to Dream Homes, Ltd. for refundable deposit under contract rights to develop land	$10,000	$-
Issuance of common stock to Dream Homes, Ltd. for vehicles	$6,000	$-
Issuance of 2,000,000 restricted shares of common stock in satisfaction of loans payable to General Property Investments LLC	$-	$20,000
Issuance of 326,857 restricted shares of common stock for satisfaction of convertible notes payable and accrued interest	$-	$65,371
Common stock committed to be issued for rights to property acquisition contract	$48,655	5,000
Common stock committed to be issued for lumber credit per Subscription Agreement (As restated)	$10,138	$-

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2017	December 31, 2016

Office equipment	$4,115	$4,115
Vehicles	24,565	-
Less: Accumulated depreciation	(19,536)	(4,115)

Property and Equipment- net	$9,144	$-

Depreciation expense for the years ended December 31, 2017 and 2016 was $ 2,656 and $-0-, respectively.

3 - Other Assets

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

4 - Deposits and Costs Coincident to Acquisition of Land for Development

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

5-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2017	December 31, 2016

Loans payable to chief executive officer	$11,525	$11,525
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	100	100
Total	$14,743	$14,743

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

7 – Income Taxes (As Restated-See Note 14)

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 35% to income (loss) before income taxes.

The sources of the differences follow:

	Year ended December 31, 2017	Year ended December 31, 2016
Expected tax at 35%	$(6,789)	$(4,121)

Non-deductible stock-based compensation	23,402	6,825
Non-deductible amortization of debt discounts	-	1,458
Non-deductible amortization and 2016 impairment of stock-based and contributed Capitalized Curriculum Development Costs	-	17,967
Remeasurement of deferred income tax assets from 35% to 21% (a)	1,080	-
Change in valuation allowance	(17,693)	(22,129)
Provision for (benefit from) income taxes**	$-	$-

(a) As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $1,080 from $2,701 (at a statutory United States Federal income tax rate of 35%) to $1,621 (at a statutory United States Federal income tax rate of 21%) as of December 31, 2017.

The significant components of DHDC’s deferred tax asset as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Net operating loss carry forward	$1,621	$19,315
Valuation allowance	(1,621)	(19,315)
Net deferred tax asset	$-	$-

As of December 31, 2017, the Company has a net operating loss carryforward of $7,718 which expires in the year 2035. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,621 attributable to the future utilization of the $7,718 net operating loss carryforward will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2017 and 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

8- Business Segments (As Restated – See Note 14)

The Company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

The educational software and products segment was operated through Virtual Learning and has been discontinued as of December 31, 2016.

Summarized financial information by business segment for the years ended December 31, 2017 and 2016 follows:

	Year ended December 31,
	2017	2016
	(As restated- See Note 14)
Revenue:
Residential construction (as restated for 2017)	$2,970,246	$568,291
Educational software and products	-	21
Total	$2,976,246	$568,312

Income (loss) from operations:
Residential construction (as restated for 2017)	$287,620	$153,263
Educational software and products	-	(51,333)
Corporate-(as restated for 2017)	(307,017)	(104,618)
Total	$(19,397)	$(2,668)

Identifiable assets:

	December 31,
	2017	2016
Residential construction (as restated for 2017)	$656,318	$423,966
Corporate (as restated for 2017)	22,527	36,101
Total	$678,845	$460,067

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

For the year ended December 31, 2017, sales commissions expense pursuant to these two employment agreements was $75,746 (As restated -See Note 14).

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

As of April 17, 2018, the Company has sold a total of 50,340 units and received $10,000 in cash ($5,000 before December 31, 2017 for 12,500 units and $5,000 after December 31, 2017 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of $10,138 (as restated – See Note 14) for 25,340 units (as restated- See Note 14) issuable to the vendor as of December 31, 2017.

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

13- Receivable from Arbitration and settlement of in process customer construction contract in dispute and related losses recognized and recorded by the Company

The Company began work on a construction contract in the amount of $307,000 in August 2016. Through September 30, 2017 the Company billed the customer a total of $219,565, collected a total of $130,247 from the customer, and accordingly had a balance due from the customer of $89,318 at September 30, 2017. When the customer refused to pay the $89,318 balance, the Company ceased working on the contract in July 2017, filed a request for arbitration on October 3, 2017 and filed a Construction Lien Claim in October 18, 2017. On March 6, 2018, the American Arbitration Association awarded the Company $75,000 in connection with its claim. On July 10, 2018, the Superior Court of New Jersey confirmed the arbitration award and entered a judgement against the customer for the $75,000 and prejudgment interest of $488. To date the Company has not yet collected the $75,000 owing to it under the arbitration award. Based upon advice of Company Counsel it still has further legal actions available to it to ultimately facilitate payment from the customer of the $75,000 in the contract dispute. Accordingly, at December 31, 2017 the Company has recognized a loss of $14,318 on the write-down of accounts receivable from this customer which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. The property continues to be unoccupied because the contracted construction work has never been completed.

Company counsel has also advised that the $75,000 judgment is a lien on any property that the customer owns at July 10, 2018. As of July 10, 2018, the property subject to the dispute has market value of approximately $850,000 and has a prior mortgage lien with a balance of approximately $190,000. The Company initially expected to ultimately collect the $75,000 judgement in full. As further discussed in paragraph 8 of Note 14 below, the Company wrote off an additional $43,000 (or an aggregate of $57,318) relating to this customer since the Company was only able to collect $32,000 of the judgement subsequent to the December 31, 2017 Consolidated Balance Sheet date.

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

14- Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements at December 31, 2017 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on April 17, 2018) in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method.” These errors resulted primarily from misinterpretation of facts and circumstances concerning 11 contracts at the date of issuance of the consolidated financial statements by the Company.

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

Based upon the errors discovered in the accounting for construction contracts in the preceding paragraph and delays in determining the extent of other errors in contracts being accounted for under the percentage of completion method, the Company determined to do a “look-back” of all significant construction jobs in progress at December 31, 2017 to determine the actual results for jobs exceeding $100,000 in contract revenue to see whether estimated costs to complete and gross profit thereon were significantly different for each contract than had been measured for such contracts at December 31, 2017. On five of the contracts in process at December 31, 2017, the Company determined that the actual results on completion of those contracts had gross profits that exceeded the amounts of gross profit originally estimated by the Company at December 31, 2017. The Company found that the estimated costs to complete on these contracts were significantly lower on two of the four jobs in progress at December 31, 2017 and higher on one job in progress at December 31, 2017. In addition, the original contracts on all five jobs had adjustments for change orders, one of which job in progress at December 31, 2017 was significant. At December 31, 2017 and for the year then ended, these adjustments resulted in a net increase in revenues and gross profits recognized from these five contracts by a total of $103,780. Based on a re-review of the facts and circumstances at the date of issuance of the Company’s consolidated financial statements at December 31, 2017 and for the year then ended, it has been determined that these 5 jobs with Company cumulative billings to the customers through completion of $156,153, $226,230, $245,687, $188,665 and $189,385 were approximately 67%, 96%, 22%, 40% and 58%, respectively, completed rather than approximately 70%, 84%, 16%, 38% and 58% respectively, completed at December 31, 2017. As restated, the gross profit for these 5 jobs for the year ended December 31, 2017 was $60,856 (55%), $85,493 (39%), $33,216 (55%), $30,058 (37%) and $36,975 (34%) respectively, or a total of $246,598. As originally calculated, the gross profit for these five jobs for the year ended December 31, 2017 was calculated at $21,453 (30%), $57,074 (30%), $11,857 (30%), $21,569 (30%) and $30,865 (30%) respectively.

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

The 10 construction jobs described in the preceding three paragraphs had an aggregate gross profit of $225,398 as previously reported in the consolidated financial statements at December 31, 2017. As restated for the facts described above, the aggregate gross profit that should have been recognized for the year ended December 31, 2017 should have been $303,335. The result was a restatement increasing revenue from construction contracts by $72,944, reducing cost of construction contracts by $4,993 and increasing gross profit by $77,937 in the consolidated statement of operations and increasing “costs and estimated earnings in excess of billings” by $42,046, decreasing accounts payable and accrued expenses by $4,993 and decreasing “Billings in excess of costs and estimated earnings” at December 31, 2017 by $35,891 over the amount as previously reported at that date and for the year then ended.

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

In reviewing the facts and circumstances concerning the accounts receivable balances at December 31, 2017 and subsequent collection experience, the Company determined to record a provision for doubtful accounts in the amount of $72,838 (including $43,000 relating to the customer discussed in Note 13) at December 31, 2017. This provision for doubtful accounts has been included in selling general and administrative expenses (as restated).

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

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$248,056	$(3,372)	$244,684
Accounts receivable	230,345	(119,156)	111,189
Costs and estimated earnings in excess of billings	74,338	(4,839)	69,499
Total current assets	552,739	(127,367)	425,372

PROPERTY AND EQUIPMENT, net	9,144	-	9,144

OTHER ASSETS
Account Receivable	-	32,000	32,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	210,129	-	210,129

Total assets	$774,212	$(95,367)	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,278	$(5,275)	$391,003
Billings in excess of costs and estimated earnings	128,252	(49,769)	78,483
Accrued income taxes	7,166	(7,166)	-
Loans payable to related parties	14,743	-	14,743
Total current liabilities	546,439	(62,210)	484,229

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,203	(2)	24,201

Additional paid-in capital	1,555,130	(986)	1,554,144
Accumulated deficit	(1,351,560)	(32,169)	(1,383,729)

Total stockholders’ equity	227,773	(33,157)	194,616

Total liabilities and stockholders’ equity	$774,212	$(95,367)	$678,845

The effect of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenue:
Construction contracts	$2,939,634	$30,612	$2,970,246
Educational software and products	-	-	-
Total revenue	2,939,634	30,612	2,970,246

Cost of construction contracts	1,969,821	(20,720)	1,949,101

Gross profit	969,813	51,332	1,021,145

Operating Expenses:
Selling, general and administrative	947,219	90,667	1,037,886
Depreciation expense	2,656	-	2,656

Total operating expenses	949,875	90,667	1,040,542

Income (loss) from operations	19,938	(39,335)	(19,397)

Other expenses (income):
Total other expenses-net	-	-	-

Net income (loss) before income taxes	19,938	(39,335)	(19,397)
Provision for income taxes	7,166	(7,166)	-

Net income (loss)	$12,772	$(32,169)	$(19,397)
Basic and diluted income (loss) per common share	$0.00	-	$(0.00)

Weighted average common shares outstanding-basic and diluted	23,917,680	-	23,917,680

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2017 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net income (loss)	$12,772	$(32,169)	$(19,397)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,656	-	2,656
Stock-based compensation	66,864	-	66,864
Changes in operating assets and liabilities:
Accounts receivable	(114,693)	87,156	(27,537)
Costs and estimated earnings in excess of billings	(16,632)	4,839	(11,793)
Accounts payable and accrued expenses	312,548	(6,083)	306,465
Billings in excess of costs and estimated earnings	(154,862)	(49,769)	(204,631)
Accrued income taxes	7,166	(7,166)	-
Net cash provided in operating activities	115,819	(3,192)	112,627

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(5,800)	-	(5,800)
Security deposits	(2,200)	-	(2,200)
Deposits and costs coincident to acquisition of land for development	(131,472)	-	(131,472)
Net cash (used) in investing activities	(139,472)	-	(139,472)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-	5,000

Net cash provided by financing activities	5,000	-	5,000

NET INCREASE (DECREASE) IN CASH	(18,653)	(3,192)	(21,845)

CASH BALANCE, BEGINNING OF PERIOD	266,709	-	266,709

CASH BALANCE, END OF PERIOD	$248,056	(3192)	$244,864

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

Dream Homes & Development Corporation

Dated: July 18, 2019	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

