Form 10-Q/A
period 2018-03-31
Dream Homes & Development Corp.
filed 2019-09-18
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of September 16, 2019, was 24,200,953.

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Dream Homes & Development Corporation (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which was originally filed with the Securities and Exchange Commission on May 21, 2018 (the “Original Form 10-Q”). The originally filed 10-Q was not reviewed by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm and engaged Boyle, CPA LLC (“Boyle”) as its’ new independent registered public accounting firm. This amended Form 10Q has been reviewed by Boyle. The changes to the originally filed Form 10-Q are updates to subsequent events in Note 11 of the financial statements, a restatement in Note 12 of the financial statements and updates to the filing date and certifications.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$176,279	$244,684
Accounts receivable	153,436	111,189
Costs in excess of billings and estimated earnings	149,706	69,499
Total current assets	479,421	425,372

PROPERTY AND EQUIPMENT, net	7,915	9,144

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for Development	224,382	210,129

Total assets	$745,918	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$428,499	$391,003
Billings in excess of costs and estimated earnings	317,245	78,483
Accrued income taxes	640	-
Loans payable to related parties	14,743	14,743
Total current liabilities	761,127	484,229

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2018 and December 31, 2017, there are 24,200,953 and 24,200,953 shares outstanding, respectively; and 202,510 shares committed not yet issued at March 31, 2018 and December 31, 2017 respectively	24,201	24,201
Additional paid-in capital	1,599,532	1,554,144
Accumulated deficit	(1,638,942)	(1,383,729)

Total stockholders’equity (deficiency)	(15,209)	194,616

Total liabilities and stockholders’ equity (deficiency)	$745,918	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2018	Three months ended March 31, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$381,727	$725,944
Total revenue	381,727	725,944

Cost of construction contracts	361,156	512,343

Gross profit (loss)	20,571	213,601

Operating Expenses:
Selling, general and administrative, including stock based compensation of $33,988 and $ 2,800, respectively	274,555	157,704
Depreciation expense	1,229	147

Total operating expenses	275,784	157,851

Income (loss) from operations	(255,213)	55,750

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(255,213)	55,750
Provision for income tax (expense) benefit	-	(709)

Net income (loss)	$(255,213)	$55,041

Basic and diluted income (loss) per common share	$(.01)	$.00

Weighted average common shares outstanding-basic and diluted	24,200,953	23,735,416

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2018 Unaudited	Three months ended March 31, 2017 Unaudited
OPERATING ACTIVITIES
Net income (loss)	$(255,213)	$55,041
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	1,229	147

Stock-based compensation	33,988	2,800
Changes in operating assets and liabilities:
Accounts receivable	(42,247)	(227,122)
Costs in excess of billings and estimated earnings	(80,207)	5,402
Accounts payable and accrued liabilities	37,496	97,530
Accrued income taxes	640	-
Billings in excess of costs and estimated earnings	238,762	90,838
Net cash provided (used) in operating activities	(65,552)	24,636

INVESTING ACTIVITIES
Purchase of office equipment	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(14,253)	(11,300)
Net cash (used) in investing activities	(14,253)	(13,500)

FINANCING ACTIVITIES
Proceeds from sale of common stock	11,400	-

Net cash provided (used) by financing activities	11,400	-

NET INCREASE (DECREASE) IN CASH	(68,405)	11,136

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$176,279	$277,845

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock committed to be issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$-	$10,000

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K/A for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

The sources of the differences follow:

	Three months ended March 31, 2018 (Unaudited)	Three months ended March 31, 2017 (Unaudited)
Expected tax (benefit)	$(56,811)	$19,513
State income taxes, net of Federal benefit	(19,235)	-
Non-deductible stock-based compensation	9,554	980
Benefit from net operating loss carry back	(9,166)	-
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(469)
Change in valuation allowance	57,598	(19,315)
Other	1,728	-
Provision for (benefit from) income taxes	$-	$709

The significant components of DHDC’s deferred tax asset as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

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

For the three months ended March 31, 2018 and 2017, consulting fees expense under this agreement was $2,000 and $4,800 respectively.

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

As of May 21, 2018, the Company has sold a total of 68,810 units and received $16,400 in cash ($5,000 in December 2017 for 12,500 units, $6,400 in January 2018 for 16,000 units and $5,000 in February 2018 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of 11,124 for 27,810 units issuable to the vendor as of December 31, 2017.

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

12- Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements at March 31, 2018 and for the three months then ended (which were previously included in the Company’s Form 10-Q filed with the SEC on May 21, 2018) in order to reflect the restatements previously made to the December 31, 2017 financial statements, in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method.” These prior errors resulted primarily from misinterpretation of facts and circumstances concerning 11 contracts at the date of issuance of the consolidated financial statements by the Company.

	As Previously	Restatement	As
	Reported	Adjustments	Restated
CURRENT ASSETS
Cash	$176,279	$-	$176,279
Accounts receivable	272,592	(119,156)	153,436
Costs and estimated earnings in excess of billings	154,545	(4,839)	149,706
Total current assets	603,416	(123,995)	479,421

PROPERTY AND EQUIPMENT, net	7,915	-	7,915

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	-	32,000	32,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	224,382	-	224,382

Total assets	$837,913	$(91,995)	$745,918

CURRENT LIABILITIES
Accounts payable and accrued expenses	$445,717	$(17,218)	$428,499
Billings in excess of costs and estimated earnings	367,014	(49,769)	317,245
Accrued income taxes	640	-	640
Loans payable to related parties	14,743	-	14,743
Total current liabilities	828,114	(66,987)	761,127

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,203	(2)	24,201
Additional paid-in capital	1,589,118	10,414	1,599,532
Accumulated deficit	(1,614,922)	(24,020)	(1,638,942)
Total stockholders’ equity	(1,601)	(13,608)	(15,209)

Total liabilities and stockholders’ equity	$826,513	$(80,595)	$745,918

The effect of the restatement adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2018 follows:

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Revenue	$381,727	$-	$381,727
Cost of construction	361,156	-	361,156
Gross profit	20,571	-	20,571

Operating expenses
Selling, general and administrative	289,870	(15,315)	274,555
Depreciation expense	1,229	-	1,229
	291,099	(15,315)	275,784

Income tax benefit (expense)	7,166	(7,166)	-

Net loss	$(263,362)	$8,149	$(255,213)

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

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2018	Three months ended March 31, 2017

Revenue:
Construction contracts	$381,727	$725,944
Total revenue	381,727	725,944

Cost of construction contracts	361,156	512,343

Gross profit (loss)	20,571	213,601

Operating Expenses:

Selling, general and administrative, including stock based services of $2,800 and $0, respectively,	274,555	157,704
Depreciation expense	1,229	147

Total operating expenses	275,784	157,851

Income (loss) from operations	(255,213)	55,750

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses-net	-

Net income (loss) before income taxes	(255,213)	55,750
Provision for income tax (expense) benefit	-	(709)

Net income (loss)	$(255,213)	$55,041

Results of Operations - Comparison for the three months ended March 31, 2018 and 2017.

Revenues

For the three months ended March 31, 2018 and 2017, revenues were $381,727 and $725,944 respectively. The decrease in revenue of $344,217, was due to weather and other working conditions.

Cost of Sales

For the three months ended March 31, 2018 and March 31, 2017, cost of construction contracts were $361,156 and $512,343, respectively. This decrease of $151,187 was due mainly to less production.

Operating Expenses

Operating expenses increased $116,704 from $157,851 in 2017 to $274,555 in 2018. The increase is mainly attributable to warrant expense of $33,988 that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $31,700.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, our cash balance was $176,279 and $244,684, respectively, total assets were $745,918 and $678,845, respectively, and total current liabilities amounted to $761,127 and $484,229, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of March 31, 2018 and December 31, 2017, the total stockholders’ equity (deficiency) was $(15,209) and $308,524, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: September 18, 2019	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

