Form 10-Q/A
period 2018-06-30
Dream Homes & Development Corp.
filed 2019-09-18
CIK 1518336

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of September 16, 2019, was 24,200,953

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Dream Homes & Development Corporation (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, which was originally filed with the Securities and Exchange Commission on August 20, 2018 (the “Original Form 10-Q”). The originally filed 10-Q was not reviewed by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm and engaged Boyle, CPA LLC (“Boyle”) as its’ new independent registered public accounting firm. This amended Form 10Q has been reviewed by Boyle. The changes to the originally filed Form 10-Q are updates to subsequent events in Note 11 of the financial statements, a restatement in Note 12 of the financial statements and updates to the filing date and certifications.

2

DREAM HOMES & DEVELOPMENT CORPORATION

3

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$244,389	$244,684
Accounts receivable	29,228	111,189
Costs in excess of billings and estimated earnings	241,222	69,499
Total current assets	638,834	425,372

PROPERTY AND EQUIPMENT, net	6,688	9,144

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable , net of allowance for doubtful accounts ($43,000)	107,000	32,000
Deposits and costs coincident to acquisition of land for Development	270,823	210,129

Total assets	$901,550	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$461,607	$391,003
Billings in excess of costs and estimated earnings	163,570	78,483
Accrued income taxes	-	-
Loans payable to related parties	14,743	14,743
Total current liabilities	639,920	484,229

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2018 and December 31, 2017, there are 24,337,853 and 24,000,953 shares outstanding, respectively; and 202,510 shares committed not yet issued at December 31, 2017 respectively	24,201	24,201
Additional paid-in capital	1,663,520	1,554,144
Accumulated deficit	(1,396,091)	(1,383,729)

Total stockholders’equity	261,630	194,616

Total liabilities and stockholders’ equity	$901,550	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,299,477	$1,761,871
Total revenue	1,299,477	1,761,871

Cost of construction contracts	707,192	1,232,975

Gross profit	592,285	528,896

Operating Expenses:
Selling, general and administrative, including stock based compensation of $67,976 and $ 2,800, respectively	602,191	339,887
Depreciation expense	2,456	347

Total operating expenses	604,647	340,229

Income (loss) from operations	(12,362)	188,667

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(12,362)	188,667
Provision for income tax (expense)	-	(43,891)

Net income (loss)	$(12,362)	$144,776

Basic and diluted income (loss) per common share	$(.00)	$.01

Weighted average common shares outstanding-basic and diluted	24,200,953	23,836,735

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2018	Three months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$917,750	$1,035,927
Total revenue	917,750	1,035,927

Cost of construction contracts	346,036	720,632

Gross profit	571,714	315,295

Operating Expenses:
Selling, general and administrative, including stock based compensation of $33,988 and $ 0, respectively	327,636	182,178
Depreciation expense	1,227	200

Total operating expenses	328,863	182,378

Income from operations	242,851	132,917

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income before income taxes	242,851	132,917
Provision for income tax (expense)	-)	(43,182)

Net income	$242,851	$89,735

Basic and diluted income per common share	$.01	$.00

Weighted average common shares outstanding-basic and diluted	24,200,953	23,915,427

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2018 Unaudited	Six months ended June 30, 2017 Unaudited
OPERATING ACTIVITIES
Net income (loss)	$(12,362)	$144,776
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,456	347

Stock-based compensation	67,976	2,800
Changes in operating assets and liabilities:
Accounts receivable	6,961	(234,936)
Costs in excess of billings and estimated earnings	(171,723)	(31,761)
Accounts payable and accrued liabilities	70,604	193,673
Accrued income tax	-)	43,891
Billings in excess of costs and estimated earnings	85,087	61,065
Net cash provided in operating activities	48,999	179,855

INVESTING ACTIVITIES
Purchase of office equipment	-	(5,800)
Security deposit	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(60,694)	(99,700)
Net cash (used) in investing activities	(60,694)	(107,700)

FINANCING ACTIVITIES
Proceeds from sale of common stock	11,400	-

Net cash provided by financing activities	11,400	-

NET INCREASE (DECREASE) IN CASH	(295)	72,155

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$244,389	$338,864

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
71,429 restricted shares of common stock committed to be issued to Dream Homes, Ltd. for refundable deposit under contract rights to develop land (see Notes 3 and 5)	$-	$10,000

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

The sources of the differences follow:

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(Unaudited)
Expected tax (benefit)	$(5,812)	$66,033
State income taxes, net of Federal benefit	(1,661)	7,974
Non-deductible stock-based compensation	14,275	980
Benefit from net operating loss carry forward	(6,802)	-
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(11,781)
Change in valuation allowance	-	(19,315)
Provision for (benefit from) income taxes	$-	$43,891

The significant components of DHDC’s deferred tax asset as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

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

12- Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements at June 30, 2018 and for the six months then ended (which were previously included in the Company’s Form 10-Q filed with the SEC on August 20, 2018) in order to reflect the restatements previously made to the December 31, 2017 financial statements, in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method.” These prior errors resulted primarily from misinterpretation of facts and circumstances concerning 11 contracts at the date of issuance of the consolidated financial statements by the Company.

	As Previously	Restatement	As
	Reported	Adjustments	Restated
CURRENT ASSETS
Cash	$244,389	$-	$244,389
Accounts receivable	148,384	(119,156)	29,228
Costs and estimated earnings in excess of billings	246,061	(4,839)	241,222
Total current assets	638,834	(123,995)	514,839

PROPERTY AND EQUIPMENT, net	6,688	-	6,688

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	75,000	32,000	107,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	270,823	-	270,823

Total assets	$993,545	$(91,995)	$901,550

CURRENT LIABILITIES
Accounts payable and accrued expenses	$456,939	$4,668	$461,607
Billings in excess of costs and estimated earnings	213,339	(49,769)	163,570
Accrued income taxes	-	-	-
Loans payable to related parties	14,743	-	14,743
Total current liabilities	685,021	(45,101)	639,920

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,338	(137)	24,201
Additional paid-in capital	1,663,423	(29,903)	1,633,520
Accumulated deficit	(1,379,237)	(16,854)	(1,396,091)
Total stockholders’ equity	308,524	(46,894)	261,630

Total liabilities and stockholders’ equity	$993,545	$(91,995)	$901,550

The effect of the restatement adjustments on the Consolidated Statement of Operations for the six months ended June 30, 2018 follows:

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Revenue	$1,299,477	$-	$1,299,477
Cost of construction	707,192	-	707,192
Gross profit	592,285	-	592,285

Operating expenses
Selling, general and administrative	617,506	(15,315)	602,191
Depreciation expense	2,456	-	2,456
	619,962	(15,315)	604,647

Income tax benefit (expense)	-	-	-

Net loss	$(27,677)	$15,315	$(12,362)

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

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,299,477	$1,761,871
Total revenue	1,299,477	1,761,871

Cost of construction contracts	707,192	1,232,975

Gross profit	592,285	528,896

Operating Expenses:
Selling, general and administrative, including stock based compensation of $67,976 and $ 2,800, respectively	602,191	339,887
Depreciation expense	2,456	347

Total operating expenses	604,647	340,229

Income (loss) from operations	(12,362)	188,667

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	(12,362)	188,667
Provision for income tax (expense)	-	(43,891)

Net income (loss)	$(12,362)	$144,776

Basic and diluted income (loss) per common share	$(.00)	$.01\

Weighted average common shares outstanding-basic and diluted	24,200,953	23,836,735

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

Operating Expenses

Operating expenses increased $264,418 from $340,229 in 2017 to $604,647 in 2018. The increase is mainly attributable to warrant expense of $67,976, that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $59,022.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, our cash balance was $244,389 and $244,684, respectively, total assets were $901,550 and $678,845, respectively, and total current liabilities amounted to $639,920 and $484,229, respectively, including loans payable to related parties of $14,743 and $14,743, respectively. As of June 30, 2018 and December 31, 2017, the total stockholders’ equity was $261,630 and $308,524, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

