Form 10-Q/A
period 2018-09-30
Dream Homes & Development Corp.
filed 2019-09-23
CIK 1518336

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

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Dream Homes & Development Corporation (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, which was originally filed with the Securities and Exchange Commission on November 19, 2018 (the “Original Form 10-Q”). The originally filed 10-Q was not reviewed by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm and engaged Boyle, CPA LLC (“Boyle”) as its’ new independent registered public accounting firm. This amended Form 10Q has been reviewed by Boyle. The changes to the originally filed Form 10-Q are updates to subsequent events in Note 11 of the financial statements, a restatement in Note 12 of the financial statements and updates to the filing date and certifications.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$165,901	$244,684
Accounts receivable	63,192	111,189
Costs in excess of billings and estimated earnings	188,513	69,499
Total current assets	417,606	425,372

PROPERTY AND EQUIPMENT, net	5,459	9,144

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable, net of allowance for doubtful accounts ($43,000)	107,000	32,000
Deposits and costs coincident to acquisition of land for Development	308,540	210,129

Total assets	$840,805	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,263	$391,003
Billings in excess of costs and estimated earnings	113,456	78,483
Loan payable, Note -4	20,000	-
Loans payable to related parties	54,743	14,743
Total current liabilities	504,562	484,229

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2018 and December 31, 2017, there are 24,200,993 and 24,200,993 shares outstanding, respectively; 28,500 and 202,510 shares committed not yet issued at September 30, 2018 and December 31, 2017 respectively	24,201	24,201
Additional paid-in capital	1,652,318	1,554,144
Accumulated deficit	(1,340,276)	(1,383,729)

Total stockholders’ equity	336,243	194,616

Total liabilities and stockholders’ equity	$840,805	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,927,457	$2,321,300
Total revenue	1,927,457	2,321,300

Cost of construction contracts	1,179,785	1,631,894

Gross profit	747,672	689,406

Operating Expenses:
Selling, general and administrative, including stock based compensation of $86,774 and $ 32,403, respectively	700,535	598,245
Depreciation expense	3,684	1,228

Total operating expenses	704,219	599,473

Income from operations	43,453	89,933

Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income before income taxes	43,453	89,933
Provision for income tax (expense)	-	(16,327)

Net income	$43,453	$73,606

Basic and diluted income per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	24,200,953	24,902,987

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2018	Three months ended September 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$627,980	$559,429
Total revenue	627,980	559,429

Cost of construction contracts	472,593	398,919

Gross profit	155,387	160,510

Operating Expenses:
Selling, general and administrative, including stock based compensation of $18,798 and $ 29,603, respectively	98,344	258,363
Depreciation expense	1,228	881

Total operating expenses	99,572	259,244

Income (loss)from operations	55,815	(98,734)

Other expenses (income):	-	-
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-

Net income (loss) before income taxes	55,815	(98,734)
Provision for income tax (expense)	-	(27,564)

Net income (loss)	$55,815	$(71,170)

Basic and diluted income (loss) per common share	$.01	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,953	23,992,686

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net income	$43,453	$73,606
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	3,685	1,228

Stock-based compensation	86,774	32,403
Changes in operating assets and liabilities:
Accounts receivable	(27,003)	(288,481)
Costs in excess of billings and estimated earnings	(119,014)	(65,128)
Accounts payable and accrued liabilities	(74,640)	272,506
Accrued income tax	-	16,327
Billings in excess of costs and estimated earnings	34,973	2,921
Net cash provided (used) in operating activities	(51,772)	45,382

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(5,800)
Security deposit	-	(2,200)
Deposit and costs coincident to acquisition of land for development	(98,411)	(114,322)
Net cash (used) in investing activities	(98,411)	(122,322)

FINANCING ACTIVITIES
Proceeds from related parties	40,000	1,000
Proceeds from loans	20,000	-
Proceeds from sale of common stock	11,400	-

Net cash provided by financing activities	71,400	1,000

NET INCREASE (DECREASE) IN CASH	(78,783)	(75,940)

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$165,901	$109,769

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Office equipment	$4,115	$4,115
Vehicles	24,565	24,565
Less: Accumulated depreciation	(23,221)	(19,536)
Property and Equipment- net	$5,459	$9,144

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $3,684 and $1,228, respectively.

3 - Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	70,098	23,657
Total Marina Contract	95,098	48,657
Lacey Township, New Jersey, Pines contract:
Deposit	0	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	87,971	111,215
Total Pines contract	97,971	131,215
Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	27,437	20,257
Total Tallwoods contract	37,437	30,257
Other property held for development	78,034	-
Total	$308,540	$210,129

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

4 - Loan payable

On July 2, 2018 GDC loaned the Company $20,000 from the line of credit established on September 15, 2016.

(see Note-8 Line of credit)

5 - Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Loans payable to chief executive officer and director	$31,525	$11,525
Loans payable to GPIL (see Note 5)	3,118	3,118
Loans payable to DHL	20,100	100
Total	$54,743	$14,743

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

7 - Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate (21% in 2018; 35% in 2017) to income (loss) before income taxes.

The sources of the differences follow:

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Expected tax (benefit)	$(9,852)	$31,477
State income taxes, net of Federal benefit	(2,816)	5,396
Non-deductible stock-based compensation	14,275	11,341
Benefit from net operating loss carry forward	-	(21,037)
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	(10,850)
Change in valuation allowance	(1,607)
Provision for (benefit from) income taxes	$-	$16,327

The significant components of DHDC’s deferred tax asset as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Net operating loss carry forward	$57,598	$-
Valuation allowance	(57,598)	-
Net deferred tax asset	$-	$-

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

8 - Commitments and Contingencies

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

9 - Related Party Transactions

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

10 - Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the nine months ended September 30, 2018, stock-based compensation attributable to the warrants was $ 86,774 using the above Black Scholes option pricing model.

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

11 - Receivable from Arbitration and settlement of in process customer construction contract in dispute and related losses recognized and recorded by the Company

The Company began work on a construction contract in the amount of $307,000 in August 2016. Through September 30, 2017, the Company billed the customer a total of $219,565, collected a total of $130,247 from the customer, and accordingly had a balance due from the customer of $89,318 at September 30, 2017. When the customer refused to pay the $89,318 balance, the Company ceased working on the contract in July 2017, filed a request for arbitration on October 3, 2017, and filed a Construction Lien Claim on October 18, 2017. On March 6, 2018, the American Arbitration Association awarded the Company $75,000 in connection with its claim. To date the Company has not yet collected the $75,000 owing to it under the arbitration award. Based upon advice of Company Counsel it still has further legal actions available to it to ultimately facilitate payment from the customer of the $75,000 in the contract dispute. Accordingly, at December 31, 2017 the Company has recognized a loss of $14,318 on the write-down of accounts receivable from this customer which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017.

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

12 - Subsequent Events

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

13 - Restatement of Previously Issued Financial Statements

The Company has restated the consolidated financial statements at September 30, 2018 and for the six months then ended (which were previously included in the Company’s Form 10-Q filed with the SEC on November 19, 2018) in order to reflect the restatements previously made to the December 31, 2017 financial statements, in order to correct errors principally relating to the accounting for construction contracts under the “percentage of completion method.” These prior errors resulted primarily from misinterpretation of facts and circumstances concerning 11 contracts at the date of issuance of the consolidated financial statements by the Company. The Company also recorded additional stock based compensation of $18,798 in the quarter ended September 30, 2018 relating to the warrants issued in 2017.

	As Previously	Restatement	As
	Reported	Adjustments	Restated
CURRENT ASSETS
Cash	$165,901	$-	$165,901
Accounts receivable	63,192	-	63,192
Costs and estimated earnings in excess of billings	193,352	(4,839)	188,513
Total current assets	422,445	(4,839)	417,606

PROPERTY AND EQUIPMENT, net	5,459	-	5,459

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	75,000	32,000	107,000
Security deposit	2,200	-	2,200
Deposits and costs coincident to acquisition of land for development	308,540	-	308,540

Total assets	$813,644	$27,161	$840,805

CURRENT LIABILITIES
Accounts payable and accrued expenses	$305,579	$10,784	$316,363
Billings in excess of costs and estimated earnings	163,225	(49,769)	113,456
Loans payable	20,000	-	20,000
Loans payable to related parties	54,743	-	54,743
Total current liabilities	543,547	(38,985)	504,562

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-
Common stock	24,230	(29)	24,201
Additional paid-in capital	1,633,490	18,828	1,652,318
Accumulated deficit	(1,387,623)	47,347	(1,340,276)
Total stockholders’ equity	270,097	66,146	336,243

Total liabilities and stockholders’ equity	$813,644	$27,161	$840,805

The effect of the restatement adjustments on the Consolidated Statement of Operations for the nine months ended September 30, 2018 follows:

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Revenue	$1,927,457	$-	$1,927,457
Cost of construction	1,179,785	-	1,179,785
Gross profit	747,672	-	747,672

Operating expenses
Selling, general and administrative	697,052	3,483	700,535
Depreciation expense	3,684	-	3,684
	700,736	3,483	704,219

Income tax benefit (expense)	-	-	-

Net loss	$46,936	$(3,483)	$43,453

14 - Business Segments

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

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,927,457	$2,321,300
Total revenue	1,927,457	2,321,300
Cost of construction contracts	1,179,785	1,631,894
Gross profit	747,672	689,406
Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 101,964 and $ 32,403, respectively	700,535	598,245
Depreciation expense	3,684	1,228
Total operating expenses	704,219	599,473
Income from operations	43,453	89,933
Other expenses (income):
Interest expense	-	-
Consulting fee income	-	-
Total other expenses (income)	-	-
Net income before income taxes	43,453	89,933
Provision for income tax (expense)	-	(16,327)
Net income	$43,453	$73,606
Basic and diluted income per common share	$.00	$.00
Weighted average common shares outstanding-basic and diluted	24,200,993	24,902,987

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

Operating Expenses

Operating expenses increased $104,746 from $599,473 in 2017 to $704,219 in 2018. The increase is mainly attributable to warrant expense of $86,774, that wasn’t established in the first quarter of 2017, and an increase in sales commissions of $59,022.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, our cash balance was $165,901 and $244,684, respectively, total assets were $840,805 and $678,845, respectively, and total current liabilities amounted to $504,562 and $543,547, respectively, including loans payable to related parties of $54,743 and $14,743, respectively. As of September 30, 2018 and December 31, 2017, the total stockholders’ equity was $336,243 and $270,097, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: September 23, 2019	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

