Form 10-K/A
period 2018-12-31
Dream Homes & Development Corp.
filed 2019-11-25
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,518,481.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 21, 2019

Common Stock, par value $0.001	24,200,993

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2018): None

Explanatory Note

Dream Homes & Development Corporation (the Company) is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend its annual report on Form 10-K for the fiscal years ended December 31, 2018 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2019 (the “Original Filing”). The originally filed 10-K/A was not audited by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm and engaged Boyle, CPA LLC (“Boyle”) as its’ new independent registered public accounting firm. This filing was audited by the Company’s independent registered public accounting firms.

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

This amended 10k filing is being made due to the fact Management erroneously filed the 10k with the Auditor’s letter prior to satisfying all conditions of the audit.

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

Properties & other assets

In regard to the category of real estate development, Dream Homes has acquired a contract for the development and construction of 58 new townhomes in central Ocean County, NJ. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This development project is scheduled to begin in 2020 is projected to add approximately $13,000,000 to the Company’s gross sales, through its Dream Building LLC division.

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

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2018, the Company has not entered into any employment or consulting agreements.

The management team, which consists of the present officers of the corporation as well as others who are considered key personnel, is as follows:

Vincent Simonelli, President, CEO, Chairman

Kathleen Dotoli, Esq., Director

Rich Pezzullo, Director, VP Information services

Valerie Jones, Senior VP and Board Secretary

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

Facilities

The Company currently occupies a 2,000 square foot office space at 314 S. Main Street in Forked River, NJ which is rented for $2,000 per month, on a net, net basis. The Company also maintains a design showroom at 2109 Bridge Avenue in Point Pleasant, which is leased at $2,200 per month on a net basis.

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

As of December 31, 2018, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

Item 4. Mine Safety Disclosures

N/A

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

	December 31, 2018	December 31, 2017

Statements of Income:
Revenue	$2,574,953	$2,970,246
Gross profit	1,068,324	1,021,145
Income (loss) from operations	23,105	(19,397)
Net income (loss)	$1,580	$(19,397)
Basic and diluted loss per common share	$.00	$(.00)
Balance Sheet Data:
Cash	$118,687	$244,684
Total assets	979,650	678,845
Total liabilities	665,610	484,229
Total Stockholders’ equity	$314,040	$194,616

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017

Revenue:
Construction contracts	$2,574,953	$2,970,246

Cost of construction contracts	1,506,629	1,949,101

Gross profit	1,068,324	1,021,145

Operating Expenses:
Selling, general and administrative, including stock based compensation of $117,844 and $19,500, respectively	1,040,306	1,037,886
Depreciation expense	4,913	2,656

Total operating expenses	1,045,219	1,040,542

Income (loss) from operations	23,105	(19,397)

Total other expenses-net	-	-

Net income (loss) before income taxes	23,105	(19,397)
Provision for income taxes	21,525	-

Net income (loss)	$1,580	$(19,397)

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

Operating Expenses

Operating expenses increased $4,677 from $1,040,542 in 2017 to $1,045,219 in 2018. The increase was primarily due to an increase in stock based compensation of $98,344 offset by a decrease attributable to the decrease in activity.

Major selling, general and administrative expenses for the year ended December 31, 2018 of $992,462 include salary expense of $553,430,office expenses of $9,100, professional fees of $90,523, vehicle expenses of $ 28,735,advertising expenses of $ 43,263, bad debt allowance of $72,837, stock based compensation of $117,844 and sales commissions expense of $60,890.

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

Item 8. Financial Statements and Supplementary Data

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Dream Homes & Development Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dream Homes & Development Corporation (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholder’s equity (deficiency), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

November 25, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dream Homes & Development Corporation

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheet of Dream Homes & Development Corporation and subsidiary (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Dream Homes & Development Corporation and subsidiary as of December 31, 2017 and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

April 17, 2018 (except as to notes 13 and 14 to the consolidated financial statements included in the Company’s December 31, 2017 Form 10-K/A-2 filed with the Securities and Exchange Commission on July 18, 2019, which are dated as of July 17, 2019)

I served as the Company’s auditor from 2014 to July 22, 2019.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash	$118,687	$244,684
Accounts receivable, net of allowance for doubtful accounts ($29,838)	349,218	111,189
Costs and estimated earnings in excess of billings	105,847	69,499
Total current assets	573,752	425,372

PROPERTY AND EQUIPMENT, net	10,731	9,144

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	360,967	210,129

Total assets	$979,650	$678,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,634	$391,003
Billings in excess of costs and estimated earnings	254,208	78,483
Income taxes payable	21,525	-
Loans payable	20,000	-
Loans payable to related parties	52,243	14,743
Total current liabilities	665,610	484,229

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2018 and 2017, there are 24,200,993 and 24,000,953 shares outstanding, respectively; and 16,000 and 200,040 shares committed not yet issued at December 31, 2018 and 2017, respectively	24,201	24,201
Additional paid-in capital	1,671,988	1,554,144
Accumulated deficit	(1,382,149)	(1,383,729)

Total stockholders’ equity	314,040	194,616

Total liabilities and stockholders’ equity	$979,650	$678,845

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017

Revenue:
Construction contracts	$2,574,953	$2,970,246

Cost of construction contracts	1,506,629	1,949,101

Gross profit	1,068,324	1,021,145

Operating Expenses:
Selling, general and administrative, including stock based compensation of $117,844 and $66,864, respectively	1,040,306	1,037,886
Depreciation expense	4,913	2,656

Total operating expenses	1,045,219	1,040,542

Income (loss) from operations	23,105	(19,397)

Total other expenses-net	-	-

Net income (loss) before income taxes	23,105	(19,397)
Provision for income taxes	21,525	-

Net income (loss)	$1,580	$(19,397)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	23,917,680

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the years ended December 31, 2018 and 2017

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	23,833,524	$23,833	$1,407,855	$(1,364,332)	$67,356
Issuance of restricted common stock for investor relations and consulting services	56,000	56	2,744		2,800
Issuance of restricted common stock to Dream Homes Ltd for deposit on land	71,429	71	9,929		10,000
Issuance of restricted common stock to Dream Homes Ltd in exchange for vehicles	40,000	40	5,960		6,000
Issuance of restricted common stock to Dream Homes Ltd for rights to land acquisition contract (committed not issued)	162,200	162	48,493		48,655
Issuance of common stock for cash per Subscription Agreement (committed not issued)	12,500	12	4,988		5,000
Issuance of common stock for lumber credit per Subscription Agreement -committed not issued (as restated)	25,340	27	10,111		10,138
Expense relating to 750,000 stock warrants issued to Company’s executive team			64,064		64,064
Net loss for the year ended December 31, 2017				(19,397)	(19,397)

Balance at December 31, 2017	24,200,993	24,201	1,554,144	(1,383,729)	194,616

Expense relating to 750,000 stock warrants issued to Company’s executive team			117,844		117,844
Net income for the year ended December 31, 2018				1,580	1,580

Balance at December 31, 2018	24,200,993	$24,201	$1,671,988	$(1,382,149)	$314,040

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017

OPERATING ACTIVITIES
Net income (loss)	$1,580	$(19,397)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization of debt discounts		-
Depreciation expense	4,913	2,656
Stock-based compensation	117,844	66,864
Changes in operating assets and liabilities:
Accounts receivable	(238,029)	(27,537)
Costs and estimated earnings in excess of billings	(36,348)	(11,793)
Accounts payable and accrued liabilities	(73,369)	306,465
Billings in excess of costs and estimated earnings	175,725	(204,631
Income taxes payable	21,525	-
Net cash provided (used) in operating activities	(26,159)	112,627

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(6,500)	(5,800
Security deposit	-	(2,200
Deposits and costs coincident to acquisition of land for development	(150,838)	(131,472)
Net cash (used) in investing activities	(157,338)	(139,472)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Proceeds from loans payable to related parties	37,500	-
Proceeds from loans payable	20,000	-

Net cash provided by financing activities	57,500	5,000

NET INCREASE (DECREASE) IN CASH	(125,997)	(21,845

CASH BALANCE, BEGINNING OF PERIOD	244,684	266,709

CASH BALANCE, END OF PERIOD	$118,687	$244,864

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 71,429 restricted shares of common stock to Dream Homes, Ltd. for refundable deposit under contract rights to develop land	$-	$10,000
Issuance of common stock to Dream Homes, Ltd. for vehicles	$-	$6,000
Common stock committed to be issued for rights to property acquisition contract	$-	48,655
Common stock committed to be issued for lumber credit per Subscription Agreement	$-	$10,138

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” Topic 606). The purpose of this ASU is to converge revenue recognition requirements per GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted by the FASB; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date after public comment respondents supported a proposal to delay the effective date of this ASU to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this ASU on January 1, 2018 and adoption of this ASU did not have a material impact on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”), which provides guidance for accounting for leases. Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. We are currently evaluating both the method and the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2018	December 31, 2017

Office equipment	$4,115	$4,115
Vehicles	31,065	24,565
Less: Accumulated depreciation	(24,449)	(19,536)

Property and Equipment- net	$10,731	$9,144

Depreciation expense for the years ended December 31, 2018 and 2017 was $ 4,913 and $2,656, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2018	December 31, 2017

Lacey Township, New Jersey, Marina contract:
Deposit	$25,000	$25,000
Site engineering, permits and other costs:	49,959	23,657
Total Marina Contract	74,959	48,657

Other Deposits:
Clayton-80 lots and 120 apartments	9,920	-
71 Sheridan Avenue	79,150	-
Bayville-20 units	2,674	-
Other	2,005	-

Lacey Township, New Jersey, Pines contract:
Deposit	-	10,000
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	111,215
Total Pines contract	119,265	131,215

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	62,994	20,257
Total Tallwoods contract	72,994	30,257

Total	$360,967	$210,129

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

5 - Common Stock Issuances

On February 22, 2017, DHDC issued 56,000 restricted shares of common stock to Green Chip Investor Relations pursuant to an Investor Relations and Consulting Services Agreement (see Note 7). The 56,000 restricted shares were valued at $2,800 (or $.05 per share), which amount was expensed in the three months ended March 31, 2017.

On March 1, 2017, DHDC committed to issue 71,429 restricted shares of common stock (issued April 24, 2017) to DHL valued at $10,000, representing the amount of the refundable deposit on land made by DHL to the Seller in January 2017 for the Berkeley Township New Jersey contract (see Note 3).

On March 14, 2017, DHL assigned 275,000 restricted shares of Company common stock it held to a minority stockholder of DHL who had previously been assigned 100,000 shares of Company common stock on October 13, 2016 This minority shareholder of DHL had contributed $100,000 out of approximately $500,000 in a private placement of common stock of DHL in 2010. In addition, this minority stockholder of DHL also received 275,000 restricted shares from DHL in 2011 for consulting services. Accordingly, the Company has not deemed it appropriate to measure stock-based compensation relating to the 100,000 shares assigned by DHL to its minority stockholder.

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

On December 29, 2017, DHDC committed to issue 25,340 restricted shares of DHDC’s common stock for settlement of $ 10,138 accounts payable at $.40 per share.

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

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate of 21% for 2018 and 35% for 2017 to income (loss) before income taxes.

The sources of the differences follow:

	Year ended December 31, 2018	Year ended December 31, 2017

Expected tax at 21% (and 35%, respectively)	$4,852	$(6,789)
State income taxes, net of federal income tax benefit	1,094	-
Non-deductible stock-based compensation	24,747	23,402
Other	(7,547)	-
Remeasurement of deferred income tax assets from 35% to 21% (a)	-	1,080
Change in valuation allowance/NOL used	(1,621)	(17,693)
Provision for (benefit from) income taxes	$21,525	$-

(a) As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $1,080 from $2,701 (at a statutory United States Federal income tax rate of 35%) to $1,621 ( at a statutory United States Federal income tax rate of 21%) as of December 31, 2017

The significant components of DHDC’s deferred tax asset as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forward	$-	$1,621
Valuation allowance	-	(1,621)
Net deferred tax asset	$-	$-

As of December 31, 2018, the Company has no available net operating loss carryforward.

7- Commitments and Contingencies

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

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement was from April 28, 2017 to December 31, 2020. This individual stopped working for the company at the end of 2018.

On May 8, 2017, DHDC executed an Employment Agreement with its newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and is renewable thereafter at 1 year intervals based on certain sales targets. The agreement provides for compensation based on sales.

For the years ended December 31, 2018 and 2017, sales commissions expense pursuant to these two employment agreements were $56,164 and $75,746, respectively.

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

For the year ended December 31, 2018 and 2017, rent expense under these leases agreements was $36,400 and $11,000, respectively.

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

For the years ended December 31, 2018 and 2017, consulting fees expense under this agreement was $2,000 and $12,150, respectively.

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

As of May 21, 2018, the Company has sold a total of 68,810 units and received $16,400 in cash ($5,000 in December 2017 for 12,500 units, $6,400 in January 2018 for 16,000 units and $5000 in February 2018 for 12,500 units) and was granted a reduction in accounts payable from a lumber vendor of 10,138 for 25,340 units issuable to the vendor as of December 31, 2017.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 30, 2018 and 2017, selling, general and administrative expenses include $606,703 and $607,305, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $65,888 and $54,000, respectively, salary paid to the Company’s Chief Executive Officer and $62,000 and $66,000, respectively salary paid to the Company’s Secretary and VP of Human Resources. At December 31, 2018 and 2017, accounts payable and accrued expenses include $0 and $130,152, respectively, due DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 for this office space.

9 - Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the period July 12, 2017 through December 31, 2017, stock-based compensation attributable to the warrants was $ 64,064 using the above Black Scholes option pricing model. For the year ended December 31, 2018, stock-based compensation attributable to the warrants was $ 117,844 using the above Black Scholes option pricing model.

Included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Vice President of Business Development that are not covered by the Employment Agreement dated April, 28, 2017 and 20,000 warrants issued to the Company’s Sales Manager that are not covered by the Employment Agreement dated May 8, 2017 (see Note 7).

During the year ended December 31, 2018, 70,000 warrants were forfeited leaving 680,000 remaining. At December 31, 2018, the weighted average remaining life of the warrants was 1.53 years and the unrecognized cost was $187,876.

10- Receivable from Arbitration and settlement of in process customer construction contract in dispute and related losses recognized and recorded by the Company

The Company began work on a construction contract in the amount of $307,000 in August 2016. Through September 30, 2017 the Company billed the customer a total of $219,565, collected a total of $130,247 from the customer, and accordingly had a balance due from the customer of $89,318 at September 30, 2017. When the customer refused to pay the $89,318 balance, the Company ceased working on the contract in July 2017, filed a request for arbitration on October 3, 2017 and filed a Construction Lien Claim in October 18, 2017. On March 6, 2018, the American Arbitration Association awarded the Company $75,000 in connection with its claim. On July 10, 2018, the Superior Court of New Jersey confirmed the arbitration award and entered a judgement against the customer for the $75,000 and prejudgment interest of $488. To date the Company has not yet collected the $75,000 owing to it under the arbitration award. Based upon advice of Company Counsel it still has further legal actions available to it to ultimately facilitate payment from the customer of the $75,000 in the contract dispute. Accordingly, at December 31, 2017 the Company has recognized a loss of $14,318 on the write-down of accounts receivable from this customer which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. The property continues to be unoccupied because the contracted construction work has never been completed.

Company counsel has also advised that the $75,000 judgment is a lien on any property that the customer owns at July 10, 2018. As of December 31, 2018, the property subject to the dispute has a market value of approximately $850,000 and has a prior mortgage lien with a balance of approximately $190,000. The Company expects to ultimately collect the $75,000 judgement in full.

At December 31, 2017 there was a “Cost and estimated earnings in excess of billings” asset relating to the Arbitration Award disputed contract of $48,419 representing the difference between the amount billed to the customer of $219,565 and costs and estimated earnings of $267,984 through December 31, 2017. Accordingly, at December 31, 2017 the Company recognized a loss of $48,419 on the write-down of the “Costs and estimated earnings in excess of billings” asset attributable to this disputed customer contract, which has been reflected as a reduction in revenue from construction contracts and gross profit for the year ended December 31, 2017. Over the life of this contract the Company recognized a cumulative gross profit of $17,658 through December 31, 2017, which is net of a negative gross profit of ($9,012) for the year ended December 31, 2017, based upon the write-down of $14,318 described in the second preceding paragraph and the $48,419 write-down described in this paragraph, which aggregate to $62,737.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2018	$77,500	-0-	-0-	$91,192	-0-	-0-	-0-	$145,192
President, CEO	2017	$54,000	-0-	$-0-	42,709	-0-	-0-	-0-	$96,709
and Treasurer

Valerie Jones	2018	$62,400	-0-	-0-	$18,127	-0-	-0-	-0-	$84,127
Secretary	2017	$66,000	-0-	$-0-	8,542	-0-	-0-	-0-	$74,542

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 17.9% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

(1) Includes 4,075,996 shares owned by Dream Homes Ltd. (DHL) and 2,265,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2018, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2018	2017
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: November 25, 2019	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

