Form 10-Q/A
period 2019-03-31
Dream Homes & Development Corp.
filed 2019-12-12
CIK 1518336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer ,a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X] Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of December 12, 2019, was 24,258,993.

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Dream Homes & Development Corporation (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission on May 20, 2019 (the “Original Form 10-Q”). The originally filed 10-Q was not reviewed by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm and engaged Boyle, CPA LLC (“Boyle”) as its’ new independent registered public accounting firm. This amended Form 10Q has been reviewed by Boyle. The changes to the originally filed Form 10-Q are updates to subsequent events in Note 11 of the financial statements, a restatement in Note 12 of the financial statements and updates to the filing date and certifications.

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$183,590	$118,687
Accounts receivable, net of allowance for doubtful accounts ($29,838)	317,848	349,218
Costs in excess of billings and estimated earnings	158,181	105,847
Total current assets	659,619	573,752

PROPERTY AND EQUIPMENT, net	16,769	10,731

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	332,865	360,967

Total assets	$1,043,453	$979,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$390,204	$317,634
Billings in excess of costs and estimated earnings	294,795	254,208
Income tax payable	21,525	21,525
Loans payable	20,000	20,000
Loans payable to related parties	48,205	52,243
Total current liabilities	774,729	665,610

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2019 and December 31, 2018, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2019 and December 31, 2018, there are 24,200,993 shares outstanding, respectively; and 16,000 shares committed not yet issued at March 31, 2019 and December 31, 2018, respectively	24,201	24,201
Additional paid-in capital	1,702,382	1,671,988
Accumulated deficit	(1,457,859)	(1,382,149)

Total stockholders’ equity	268,724	314,040

Total liabilities and stockholders’ equity	$1,043,453	$979,650

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2019	Three months ended March 31, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$789,420	$575,560
Total revenue	789,420	575,560

Cost of construction contracts	605,678	364,212

Gross profit	183,742	211,348

Operating Expenses:
Selling, general and administrative, including stock-based compensation of $30,394 and $ 33,988, respectively	256,520	214,559
Depreciation expense	1,462	1,228

Total operating expenses	257,982	215,787

(Loss) from operations	(74,240)	(4,439)

Other expenses (income):
Interest expense	1,470	-
Consulting fee income	-	-
Total other expenses (income)	1,470	-

Net (loss) before income taxes	(75,710)	(4,439)
Provision for income tax expense	-	8,126

Net (loss)	$(75,710)	$(12,565)

Basic and diluted (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	24,231,963

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2019	Three months ended March 31, 2018
	Unaudited	Unaudited
OPERATING ACTIVITIES
Net (loss)	$(75,710)	$(12,565)
Adjustments to reconcile net (loss) to net cash provided (used) in operating activities:
Depreciation expense	1,462	1,228
Write-off on deposits and acquisition of land	28,102	-
Stock-based compensation	30,394	33,988
Changes in operating assets and liabilities:
Accounts receivable	31,370	(37,264)
Costs in excess of billings and estimated earnings	(52,334)	(174,642)
Accounts payable and accrued liabilities	72,570	20,279
Billings in excess of costs and estimated earnings	40,587	97,311
Income tax payable	-	8,126
Net cash provided by (used in) operating activities	76,441	(63,539)

INVESTING ACTIVITIES
Purchase of vehicles	(7,500)	-
Deposit and costs coincident to acquisition of land for development	-	(14,253)
Net cash (used) in investing activities	(7,500)	(14,253)

FINANCING ACTIVITIES
Payments on loans to related parties	(4,038)	-
Proceeds from sale of common stock	-	11,400

Net cash provided by (used in) financing activities	(4,038)	11,400

NET INCREASE (DECREASE) IN CASH	64,903	(66,392)

CASH BALANCE, BEGINNING OF PERIOD	118,687	244,684

CASH BALANCE, END OF PERIOD	$183,590	$178,292

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
	$-	$-

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”), which provides guidance for accounting for leases. Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. We are currently evaluating both the method and the impact of adopting this guidance on our Condensed Consolidated Financial Statements.

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

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of March 31, 2019.

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

The Company may need to seek loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title to the property. This development is currently on hold pending a change in environmental regulations from the New Jersey Department of Environmental Protection concerning the CAFRA Town Center designation.

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

This acquisition has been put on hold pending availability of funding.

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

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2019	December 31, 2018

Loans payable to chief executive officer	$40,987	$29,025
Loans payable to GPIL (see Note 6)	3,118	3,118
Loan payable to DHL	4,100	20,100
Total	$48,205	$52,243

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

On April 26, 2017, DHDC issued 100,000 shares of restricted stock to General Development Corp. as payment of an assignment fee related to the 58-unit townhouse development in Lacey Township, NJ (see Note 3).

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

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate (21% in 2019 and 2018) to income (loss) before income taxes.

The sources of the differences follow:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Expected tax (benefit)	$(9,516)	$(932)
State income taxes, net of Federal benefit	(2,719)	1,921
Non-deductible stock-based compensation	-	7,137
Provision for Federal income taxes at lower tax rate on taxable income under $50,000	-	-
Change in valuation allowance	-	-
NOL carryforward affect	12,235	-
Provision for income taxes	$-	$8,126

The significant components of DHDC’s deferred tax asset as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Deferred tax assets:
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

7- Business Segments

The company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

8- Commitments and Contingencies

Construction Contracts

As of March 31, 2019, Dream Building, LLC is committed under 16 construction contracts outstanding with homeowners with contract prices totaling $ 3,631,330, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long-term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with its newly appointed Vice President of Business Development. The term of the agreement was from April 28, 2017 to December 31, 2020 and is renewable thereafter at 1-year intervals based on certain sales targets. The agreement provides for compensation based on sales. This person stopped working for the Company at the end of 2018.

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

For the three months ended March 31, 2019, rent expense under this lease agreement was $6,600. Monthly lease payments were changed to $1,000 per month as of 3/31/19.

This lease will end on 12/31/19 and the Company will vacate the premises and seek other showroom office space in northern Ocean County.

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

Line of Credit

On September 15, 2016, DHDC established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12% payable monthly and the outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit.

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

10- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the three months ended March 31, 2019 and 2018, stock-based compensation attributable to the warrants was $30,394 and $ 33,988, respectively, using the above Black Scholes option pricing model. For the year ended December 31, 2018, stock-based compensation attributable to the warrants was $ 117,844 using the above Black Scholes option pricing model.

Included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Vice President of Business Development that are not covered by the Employment Agreement dated April 28, 2017 described in Note 8. These warrants have been cancelled since this individual is no longer with the Company as of 12/31/18. Also included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Sales Manager that are not covered by the Employment Agreement dated May 8, 2017 described in Note 8.

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

12- Subsequent Events

On May 8, 2019, the Company issued 58,000 shares of restricted common shares to two individuals for consulting services.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q/A and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three-months ended March 31, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family homes & subdivisions as well as a leader in coastal construction, elevation and mitigation. In the seven years that have passed since Superstorm Sandy flooded over 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

In addition to the above projects, which are in process, Dream Building LLC has also estimated an additional $5,300,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the Dream Building LLC division.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 58 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2020 and is projected to add approximately $13,000,000 to the Company’s gross sales, through its Dream Building LLC division.

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

The Company has signed a contract for 48 waterfront townhomes with boat slips in Lacey, NJ. The project is currently in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is partially improved with all boat slips built. This development is currently in a holding pattern, pending the receipt of a CAFRA Town Center designation from the New Jersey Department of Environmental Protection.

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000, which later closed on July 11, 2018. The property was submitted for a variance and approved in January of 2019. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

It is the Company’s intention to renovate and sell the property. The property is expected to sell to a 3rd party purchasers for approximately $350,000.

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 120-unit apartment complex. The Company has a signed contract and has been proceeding with development approvals.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The Company is currently in contract to purchase the property. The property was previously approved for 12 duplex residential units. A contract has been signed on this property and the Company is currently in the development and approval stages. The proposed development will yield 17 townhomes.

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 70 units of age-restricted housing. The property is currently in the approval stage.

A revised 3rd letter of intent (LOI) has just been offered to acquire 70 townhouse lots in Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract. This property is approved and unimproved. The project is slated to begin in the early part of 2020 and has a retail value of $17 million. Note that a contract to purchase was signed to acquire this property in October or 2019.

Properties in discussion with signed letters of intent, not in contract

A letter of intent (LOI) has just been offered to acquire property to develop 15 single family homes in central Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract. This property is unapproved and unimproved.

Discussions have been occurring since December of 2017 and a signed letter of intent has been offered to acquire property to develop 102 townhome units in southern Ocean County, NJ. This property was originally in contract and under development by the Company’s management team during the 2006-2009 period, at which time the project was not finalized due to the financial crisis of 2009. As such, a large amount of engineering, environmental, traffic and architectural work has been completed. It is Management’s opinion that this property is moving forward to contract. This property is not fully approved and is unimproved. Development and approval work for the project is slated to begin in late 2019 / early 2020. The project has a retail value of $23 million.

On May 17, 2018, the Company submitted a signed contract to purchase a 700 KW property to be developed as a solar farm in Glassboro, NJ. The purchase price is $700,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years. This property is still available and is on hold pending funding availability.

These new developments with signed letters of intent, as well as the four developments that are under contract and in development represent over $108 million in new home construction projects on the books in the next few years. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Design Center in Point Pleasant has also led to an increase in modular traffic and sales, as well as facilitated and increased client selections throughout our entire region.

The Company was awarded the Ocean County Best of the Best Awards for both 2017 & 2018 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which has caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the company and is becoming increasingly well known to homeowners in need of new homes, elevation & renovation work. The management team has never failed to complete a project in over 24 years in the industry.

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

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2019	Three months ended March 31, 2018

Revenue:
Construction contracts	$789,420	$575,560
Total revenue	789,420	575,560

Cost of construction contracts	605,678	364,212

Gross profit	183,742	211,348

Operating Expenses:
Selling, general and administrative, including stock-based compensation of $30,394 and $ 33,988, respectively	256,520	214,559
Depreciation expense	1,462	1,228

Total operating expenses	257,982	215,787

(Loss) from operations	(74,240)	(4,439)

Other expenses (income):
Interest expense	1,470	-
Consulting fee income	-	-
Total other expenses (income)	1,470	-

Net (loss) before income taxes	(75,710)	(4,439
Provision for income tax expense	-	8,126

Net (loss)	$(75,710)	$(12,565)

Basic and diluted (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	24,000,963

Results of Operations - Comparison for the three months ended March 31, 2019 and 2018.

Revenues

For the three months ended March 31, 2019 and 2018, revenues were $789,420 and $575,560 respectively. The increase in revenue of $213,860, was due to new contracts.

Cost of Sales

For the three months ended March 31, 2019 and March 31, 2018, cost of construction contracts were $605,678 and $364,212, respectively. This increase of $241,466 was due mainly to increased production.

Operating Expenses

Operating expenses increased $40,733 from $215,787 in 2018 to $256,520 in 2019.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, our cash balance was $183,590 and $118,687, respectively, total assets were $1,043,453 and $979,650, respectively, and total current liabilities amounted to $774,729 and $665,610, respectively, including loans payable to related parties of $48,205 and $52,243, respectively. As of March 31, 2019 and December 31, 2018, the total stockholders’ equity was $268,724 and $314,040, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: December 12, 2019	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

