Form 10-Q
period 2019-06-30
Dream Homes & Development Corp.
filed 2020-01-17
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

609 693 8881

Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common	DREM	OTC

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of December 10, 2019, was 25,878,993

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$219,104	$118,687
Accounts receivable, net of allowance for doubtful accounts ($29,838)	337,401	349,218
Costs in excess of billings and estimated earnings	23,331	105,847
Total current assets	579,836	573,752

PROPERTY AND EQUIPMENT, net	26,807	10,731

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable , net of allowance for doubtful accounts ($43,000)	32,000	32,000
Deposits and costs coincident to acquisition of land for Development	433,683	360,967

Total assets	$1,074,526	$979,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$388,782	$317,634
Billings in excess of costs and estimated earnings	151,409	254,208
Accrued income taxes	47,151	21,525
Loans payable	-	20,000
Loans payable to related parties	25,352	52,243
Total current liabilities	612,694	665,610

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2019 and December 31, 2018, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2019 and December 31, 2018, there are 25,878,993 and 24,200,953 shares outstanding, respectively; and 16,000 shares committed not yet issued at December 31, 2018 respectively	25,879	24,201
Additional paid-in capital	1,868,504	1,671.988
Accumulated deficit	(1,432,551)	(1,382,149)

Total stockholders’ equity	461,832	314,040

Total liabilities and stockholders’ equity	$1,074,526	$979,650

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2019	Six months ended June 30, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$1,543,647	$1,299,477
Total revenue	1,543,647	1,299,477

Cost of construction contracts	1,016,978	707,192

Gross profit	526,669	592,285

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 110,194 and $ 67,976, respectively	559,052	602,191
Depreciation expense	2,923	2,456

Total operating expenses	561,975	604,647

Income (loss) from operations	(35,306)	(12,362)

Other expenses (income):
Cancellation of debt	(12,000)	-
Interest expense	1,470	-
Total other expenses (income)	(10,530)	-

Net income (loss) before income taxes	(24,776)	(12,362)
Provision for income tax (expense)	(25,626)	-

Net income (loss)	$(50,402)	$(12,362

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,433,523	24,200,953

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2019	Three months ended June 30, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$754,227	$917,750
Total revenue	754,227	917,750

Cost of construction contracts	411,300	346,036

Gross profit	342,927	571,714

Operating Expenses:
Selling, general and administrative, including stock based compensation of $115,971 and $ 33,988, respectively	302,532	327,636
Depreciation expense	1,461	1,227

Total operating expenses	303,993	328,863

Income from operations	38,934	242,851

Other expenses (income):
Interest expense	-
Cancellation of debt	(12,000)
Total other expenses (income)	(12,000)

Net income before income taxes	50,934	242,851
Provision for income tax (expense)	(25,626)	-

Net income (loss)	$25,308	$242,851

Basic and diluted income per common share	$.00	$.01

Weighted average common shares outstanding-basic and diluted	24,666,053	24,200,953

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income (loss)	$(50,402)	$(12,362)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	2,923	2,456
Write-off on deposits and acquisition of land	28,102	-
Stock-based compensation	110,194	67,976
Write-off of note payable	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	11,817	6,961
Costs in excess of billings and estimated earnings	82,516	(171,723)
Accounts payable and accrued liabilities	71,149	70,604
Accrued income tax	25,626	-
Billings in excess of costs and estimated earnings	(102,799)	85,087
Net cash provided in operating activities	167,126	48,999

INVESTING ACTIVITIES
Purchase of vehicles	(19,000)	-
Security deposit	-	-
Deposit and costs coincident to acquisition of land for development	(30,395)	(60,694)
Net cash (used) in investing activities	(49,395)	(60,694)

FINANCING ACTIVITIES
Payments on loans to related parties	(17,314)
Proceeds from sale of common stock	-	11,400

Net cash provided by (used in) financing activities	(17,314)	11,400

NET INCREASE (DECREASE) IN CASH	100,417	(295)

CASH BALANCE, BEGINNING OF PERIOD	118,687	244,684

CASH BALANCE, END OF PERIOD	$219,104	$244,684

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,470	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 1,100,000 shares of common stock for debt reduction	$88,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018, which contains the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2019	December 31, 2018

Office equipment	$4,115	$4,115
Vehicles/Modular office	50,064	31,065
Less: Accumulated depreciation	(27,372)	(24,449)

Property and Equipment- net	$26,807	$10,731

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2,923 and $2,456, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2019	December 31, 2018

Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	49,959	49,959
Total Marina Contract	74,959	74,959

Other Deposits:
Clayton-80 lots and 120 apartments	54,467	9,920
71 Sheridan Avenue	79,150	79,150
Bayville-20 units	2,674	2,674
Other	7,726,	2,005

Lacey Township, New Jersey, Pines contract:

Deposit	-	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	109,265
Total Pines contract	119,265	119,265

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	85,442	62,994
Total Tallwoods contract	95,442	72,994

Total	$433,683	$360,967

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

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $2,090,000 as of June 30, 2019.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2019	December 31, 2018

Loans payable to chief executive officer	$35,634	$29,025
Loans payable to GPIL	3,118	3,118
Loan payable to DHL	(13,400)	20,100
Net total	$25,.352	$52,243

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

On May 9, 2019, the Company issued 58,000 restricted shares of restricted common shares to two individuals for consulting services at $.10 per share.

On June 6, 2019, the Company issued 520,000 restricted shares for stock-based compensation at $.10 per share to six individuals.

On June 6, 2019, the Company issued 1,000,000 restricted shares for debt reduction to the Chief Executive Officer at $.10 per share.

On June 6, 2019, the Company issued 100,000 restricted shares for reduction of note payable at $.10 per share.

6 – Income Taxes

The provisions for (benefit from) income taxes differ from the amounts computed by applying the statutory United States Federal income tax rate (21% in 2019 and 2018) to income (loss) before income taxes.

The sources of the differences follow:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Expected tax (benefit)	$1,845	$(5,812)
State income taxes, net of Federal (benefit)	791	(1,661)
Non-deductible stock-based compensation	22,990	14,275
NOL carryforward affect	-	(6,802)
Provision for income taxes	$25,626	$-

The significant components of DHDC’s deferred tax asset as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31,2018

Deferred tax assets:
Net operating loss carry forward	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

7- Business Segments

The company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

8- Commitments and Contingencies

Construction Contracts

As of June 30, 2019, Dream Building, LLC is committed under 16 construction contracts outstanding with homeowners with contract prices totaling $ 3,631,330, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long-term duration at the date of issuance of these financial statements.

Employment Agreements

On April 28, 2017, DHDC executed an Employment Agreement with a Vice President of Business Development. The term of the agreement was scheduled to run from April 28, 2017 to December 31, 2020, unless otherwise cancelled, and was renewable thereafter at 1-year intervals based on certain sales targets. The agreement provided for compensation based on sales. This person stopped working for the Company at the end of 2018 and the agreement was cancelled accordingly.

On May 8, 2017, DHDC executed an Employment Agreement with a newly appointed Sales Manager. The term of the agreement is from May 8, 2017 to May 8, 2019 and was renewable thereafter at 1-year intervals based on certain sales targets. That agreement has been renewed and is currently in force. The agreement provides for compensation based on sales.

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

For the six months ended June 30, 2019, rent expense under this lease agreement was $9,600. Monthly lease payments were changed to $1,000 per month as of 3/31/19.

This lease has ended as of 12/31/19 and the Company has vacated the premises. The Company is seeking other showroom office space in northern Ocean and southern Monmouth Counties.

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

For the six months ended June 30, 2019 and 2018, consulting fees expense under this agreement was $0 and $2,000, respectively. This Agreement is no longer in effect on any type of constant basis, and the services of the Consultant are being utilized on an as-needed basis.

Line of Credit

On September 15, 2016, DHDC established a $50,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of 12/31/19, the outstanding principal balance was $162,000. Interest expense was brought current as of 1/3/20.

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

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2019 and 2018, selling, general and administrative expenses include $225,665 and $70,152, respectively, incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2018 amount includes $17,500 salary paid to the Company’s Chief Executive Officer and $14,400 salary paid to the Company’s Secretary and VP of Human Resources.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($12,000 total for the six months ended June 30, 2019) for this office space.

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

Effective April 1, 2020, all remaining warrants were cancelled.

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

12- Subsequent Events

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. . A contract was signed to purchase 52 approved townhome units in Forked River, NJ.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of June 30, 2019 is $3,631,330.

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

The Company has renovated and is in the process of selling the property. The property is expected to sell to a 3rd party purchasers for approximately $400,000. The Company sold 49% of the equity interest to a private investor.

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

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 70 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which is currently pending.

A revised 3rd letter of intent (LOI) has just been offered to acquire 70 townhouse lots in Ocean County, NJ and it is Management’s opinion that this property is moving forward to contract. This property is approved and unimproved. The project is slated to begin in the early part of 2020 and has a retail value of $17 million. A contract to acquire this property was signed in October or 2019. It is anticipated that this property will close in spring of 2020 and construction will begin immediately.

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

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Modular Home Showroom in Little Egg Harbor has also led to an increase in modular traffic and sales, as well as facilitated and increased client selections throughout our entire region.

The Company was awarded the Ocean County Best of the Best Awards for 2017, 2018 & 2019 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which has caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

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

The Nearly Famous Rebuilding Seminar is held at several times throughout the year, and is a powerful educational tool for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2019 and 2018.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2019	Six months ended June 30, 2018

Revenue:
Construction contracts	$1,543,647	$1,299,477
Total revenue	1,543,647	1,299,477

Cost of construction contracts	1,016,978	707,192

Gross profit	526,669	592,285

Operating Expenses:
Selling, general and administrative, including stock-based compensation of $110,194 and $ 67,976, respectively	559,052	602,191
Depreciation expense	2,923	2,456

Total operating expenses	561,975	604,647

(Loss) from operations	(35,306)	(12,362)

Other expenses (income):
Interest expense	1,470	-
Cancellation of debt	(12,000)	-
Total other expenses (income)	(10,530)	-

Net income (loss) before income taxes	(24,776)	(12,362)
Provision for income tax expense	(25,626)	-

Net (loss)	$(50,402)	$(12,362)

Basic and diluted (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	24,200,993	24,200,963

Results of Operations - Comparison for the six months ended June 30, 2019 and 2018.

Revenues

For the six months ended June 30, 2019 and 2018, revenues were $1,543,647 and $1,299,477 respectively. The increase in revenue of $244,170, was due to new contracts.

Cost of Sales

For the six months ended June 30, 2019 and March 31, 2018, cost of construction contracts were $1,016,978 and $707,192, respectively. This increase of $309,786 was due mainly to increased production.

Operating Expenses

Operating expenses decreased $42,672 from $604,647 in 2018 to $561,975 in 2019.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, our cash balance was $219,104 and $118,687, respectively, total assets were $1,074,526 and $979,650, respectively, and total current liabilities amounted to $612,694 and $665,610, respectively, including loans payable to related parties of $25,352 and $52,243, respectively. As of June 30, 2019 and December 31, 2018, the total stockholders’ equity was $461,832 and $314,040, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: January 17, 2020	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

