Form 10-Q
period 2019-09-30
Dream Homes & Development Corp.
filed 2020-01-23
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

609 693 8881

Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	DREM	OTC

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

The number of shares outstanding of the registrant’s common stock, as of December 10, 2019, was 25,878,993

DREAM HOMES & DEVELOPMENT CORPORATION

2

PART 1 - FINANCIAL INFORMATION

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$54,195	$118,687
Accounts receivable, net of allowance for doubtful accounts ($29,838)	333,826	349,218
Costs in excess of billings and estimated earnings	47,104	105,847
Total current assets	435,125	573,752

PROPERTY AND EQUIPMENT, net	34,154	10,731

OTHER ASSETS
Security deposit	2,200	2,200
Accounts receivable , net of allowance for doubtful accounts ($43,000)	32,000	32,000
Deposits and costs coincident to acquisition of land for Development	575,482	360,967

Total assets	$1,078,961	$979,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$494,750	$317,634
Billings in excess of costs and estimated earnings	55,605	254,208
Accrued income taxes	36,731	21,525
Loans payable	-	20,000
Loans payable to related parties	54,352	52,243
Total current liabilities	641,438	665,610

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2019 and December 31, 2018, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2019 and December 31, 2018, there are 25,878,993 and 24,200,953 shares outstanding, respectively; and 16,000 shares committed not yet issued at December 31, 2018 respectively	25,879	24,201
Additional paid-in capital	1,868,504	1,671,988
Accumulated deficit	(1,456,860)	(1,382,149)

Total stockholders’equity	437,523	314,040

Total liabilities and stockholders’ equity	$1,078,961	$979,650

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$2,095,417	$1,927,457
Total revenue	2,095,417	1,927,457

Cost of construction contracts	1,399,922	1,179,785

Gross profit	695,495	747,672

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 110,194 and $ 86,774 , respectively	760,954	700,535
Depreciation expense	4,576	3,684

Total operating expenses	765,530	704,219

Income (loss) from operations	(70,035)	43,453

Other expenses (income):
Cancellation of debt	(12,000)	-
Interest expense	1,470	-
Total other expenses (income)	(10,530)	-

Net income (loss) before income taxes	(59,505)	43,453
Provision for income tax (expense)	(15,206)	-

Net income (loss)	$(74,711)	$43,453

Basic and diluted income (loss) per common share	$(.00)	$.00

Weighted average common shares outstanding-basic and diluted	24,915,346	24,200,953

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$551,770	$627,980
Total revenue	551,770	627,980

Cost of construction contracts	382,944	472,593

Gross profit	168,826	155,387

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $ 18,798, respectively	201,902	98,344
Depreciation expense	1,653	1,228

Total operating expenses	203,555	99,572

Income (loss) from operations	(34,729)	55,815

Other expenses (income):
Interest expense	-	-
Cancellation of debt	-	-
Total other expenses (income)		-

Net income before income taxes	(34,729)	55,815
Provision for income tax benefit (expense)	10,420	-

Net income	$(24,309	$55,815

Basic and diluted income per common share	$.00	$.01

Weighted average common shares outstanding-basic and diluted	25,878,993	24,200,953

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Net income (loss)	$(74,711)	$43,453
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	4,576	3,685
Write-off on deposits and acquisition of land	28,102	-
Stock-based compensation	110,194	86,774
Write-off of note payable	(12,000)	-
Changes in operating assets and liabilities:
Accounts receivable	15,392	(27,003)
Costs in excess of billings and estimated earnings	58,743	(119,014)
Accounts payable and accrued liabilities	177,116	(74,640)
Accrued income tax	15,206	-
Billings in excess of costs and estimated earnings	(198,603)	34,973
Net cash provided in operating activities	124,015	(51,772)

INVESTING ACTIVITIES
Purchase of vehicles	(28,000)	-
Deposit and costs coincident to acquisition of land for development	(184,120)	(98,411)
Net cash (used) in investing activities	(212,120)	(98,411)

FINANCING ACTIVITIES
Payments on loans to related parties	(17,314)	-
Proceeds from related parties	40,927	40,000
Proceeds from loans	-	20,000
Proceeds from sale of common stock	-	11,400

Net cash provided by financing activities	23,613	71,400

NET INCREASE (DECREASE) IN CASH	(64,492)	(78,783)

CASH BALANCE, BEGINNING OF PERIOD	118,687	244,684

CASH BALANCE, END OF PERIOD	$54,195	$165,901

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,470	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of 1,100,000 shares of common stock for debt reduction	$110,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018, which contains the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2019	December 31, 2018

Office equipment	$4,115	$4,115
Vehicles/Modular office	59,065	31,065
Less: Accumulated depreciation	(29,026)	(24,449)

Property and Equipment- net	$34,154	$10,731

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $4,576 and $3,684, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2019	December 31, 2018

Lacey Township, New Jersey, Marina contract:
Deposit	25,000	25,000
Site engineering, permits and other costs:	49,959	49,959
Total Marina Contract	74,959	74,959

Other Deposits:
Clayton - 120 apartments	54,467	9,920
71 Sheridan Avenue	79,150	79,150
Bayville-17 units	30,949	2,674
Other	7,726	2,005

Lacey Township, New Jersey, Pines contract:

Deposit	-	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	109,265	109,265
Total Pines contract	119,265	119,265

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	86,442	62,994
Total Tallwoods contract	96,442	72,994

Louis Ave – Bayville 17 units	30,949	-
Station Dr – Forked River	54,109	-
201 East Ave – Clayton – 77 units	52,200	-
Academy St – Clayton – 2 lots	3,199	-
Fairview Development – Clayton 120 units	6,874	-
Lackland (Pines contract)	(6,5532)	-

Total	$575,482	$360,967

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	Sepember 30, 2019	December 31, 2018

Loans payable to chief executive officer	$70,634	$29,025
Loans payable to GPIL	3,118	3,118
Loan payable to DHL	(19,400)	20,100
Net total	$54,352	$52,243

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

On May 9, 2019, the Company issued 58,000 restricted shares of restricted common shares to two individuals for consulting services at $.08 per share.

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

The sources of the differences follow:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Expected tax (benefit)	$(12,496)	$(9,852)
State income taxes, net of Federal (benefit)	(5,298)	(2,816)
Non-deductible stock-based compensation	33,000	14,275
Change in valuation allowance	-	(1,607)
Provision for income taxes	$15,206	$-

The significant components of DHDC’s deferred tax asset as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31,2018

Deferred tax assets:
Net operating loss carry forward	$-	$57,598
Valuation allowance	-	(57,598)
Net deferred tax asset	$-	$-

7- Business Segments

The company currently has one business segment which is residential construction, which is further divided into elevation/renovation, demolition and new home construction and new single and multi-family home developments. The residential construction segment is operated through DHDC’s wholly owned subsidiary Dream Building, LLC (since August 19, 2016).

8- Commitments and Contingencies

Construction Contracts

As of September 30, 2019, Dream Building, LLC is committed under 26 construction contracts outstanding with homeowners with contract prices totaling $ 6,870,825, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long-term duration at the date of issuance of these financial statements.

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

For the nine months ended September 30, 2019, rent expense under this lease agreement was $12,600. Monthly lease payments were changed to $1,000 per month as of 3/31/19.

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

For the nine months ended September 30, 2019 and 2018, consulting fees expense under this agreement was $0 and $2,000, respectively. This Agreement is no longer in effect on any type of constant basis, and the services of the Consultant are being utilized on an as-needed basis.

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

9- Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the nine months ended September 30, 2019 and 2018, selling, general and administrative expenses include $277,949.00 and $280,122.46, respectively. Costs incurred for the Company’s estimated share of DHL’s gross payroll and payroll taxes for the 2019 nine-month period include $57,000 salary paid to the Company’s Chief Executive Officer and $40,800 salary paid to the Company’s Secretary and VP of Human Resources.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid DHL monthly rent of $2,000 ($18,000 total for the nine months ended September 30, 2019) for this office space.

10- Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the three months ended March 31, 2019 and 2018, stock-based compensation attributable to the warrants was $30,394 and $33,988, respectively, using the above Black Scholes option pricing model. For the year ended December 31, 2018, stock-based compensation attributable to the warrants was $ 117,844 using the above Black Scholes option pricing model.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the nine months ended September 30, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of September 30, 2019 is $6,870,825.

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

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 77 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which is currently pending.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2019 and 2018.

STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	Unaudited	Unaudited
Revenue:
Construction contracts	$2,095,417	$1,927,457
Total revenue	2,095,417	1,927,457

Cost of construction contracts	1,399,922	1,179,785

Gross profit	695,495	747,672

Operating Expenses:
Selling, general and administrative, including stock based compensation of $ 110,194 and $ 86,774 , respectively	760,954	700,535
Depreciation expense	4,576	3,684

Total operating expenses	765,530	704,219

Income (loss) from operations	(70,035)	43,453

Other expenses (income):
Cancellation of debt	(12,000)	-
Interest expense	1,470	-
Total other expenses (income)	(10,530)	-

Net income (loss) before income taxes	(59,505)	43,453
Provision for income tax (expense)	(15,206)	-

Net income (loss)	$(74,711)	$43,453

Basic and diluted income (loss) per common share	$(.00)	$.00

Weighted average common shares outstanding-basic and diluted	24,915,346	24,200,953

Results of Operations - Comparison for the nine months ended September 30, 2019 and 2018.

Revenues

For the nine months ended September 30, 2019 and 2018, revenues were $2,095,41 and $1,927,457 respectively. The increase in revenue of $16,960, was due to new contracts.

Cost of Sales

For the nine months ended September 30, 2019 and 2018, cost of construction contracts were $1,399,922 and $1,179,785, respectively. This increase of $220,137 was due mainly to increased production.

Operating Expenses

Operating expenses increased $61,311 from $704,219 in 2018 to $765,530 in 2019.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, our cash balance was $54,395 and $118,687, respectively, total assets were $1,078,961 and $979,650, respectively, and total current liabilities amounted to $641,438 and $665,610, respectively, including loans payable to related parties of $54,352 and $52,243, respectively. As of September 30, 2019 and December 31, 2018, the total stockholders’ equity was $437,523 and $314,040, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: January 23, 2020	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

