Form 10-K
period 2019-12-31
Dream Homes & Development Corp.
filed 2020-05-22
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,267,551.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 20, 2020

Common Stock, par value $0.001	29,876,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2019): None

CERTAIN DEFINITIONS

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

PART I

Item 1. Business

Overview

Building on a history of over 1,500 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescuebuilders have struggled to adapt to the changing market and complex Federal, State and local regulations” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

Management anticipates steady growth in this division of the company, since the rebuilding process will occur over the next 15-20 years, and will have an anticipated market value of $3,400,000,000. The company anticipates being able to efficiently address 5% - 10% of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

In addition to the existing elevation, renovation and new home projects currently in process, Dream has also estimated an additional $5,300,000 worth of residential construction projects and currently has over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects to be built under the company’s building division(s).

Our Competitive Strengths and Growth Strategy

The Company currently offers the following range of services and products: land development and approvals, infrastructure installation, new single and multi-family construction, engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. The Company offers comprehensive full turn-key solutions, from plan design through certificate of occupancy, which gives it a competitive advantage over many other construction & development companies.

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

The Nearly Famous Rebuilding Seminar and the Modular or Stick Build Seminar are held on an occasional basis, and are powerful educational tools for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects. A professional team attends each seminar and presents on a diverse variety of topics, including expert advice from some or all of the following attendant at each seminar: architects, engineers, finance people, attorneys, project managers, elevation professionals and builder/general contractors. The seminar has been extremely successful and very helpful to hundreds of people. In addition, the seminar content offers unlimited potential for marketing short educational videos, as well as single topic books regarding many aspects of construction and renovation.

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

Properties & other assets

In regard to the category of real estate development, Dream Homes has acquired a contract for the development and construction of 54 new townhomes in central Ocean County, NJ. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This development project is scheduled to begin in late 2020 and is projected to add to the Company’s gross sales, through its building divisions.

Additional information regarding these properties as well as other properties which the Company is working on currently can be found in the Management Discussions section below.

Finance and credit facilities

Dream Homes has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $500,000. Though there are no specific uses for this facility at this time, management anticipates that it will be utilized to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

Our Products and Services

In addition to educational software, the Building Blog and the Building Seminar, the Company offers the following range of services and products: engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. In the construction space, the Company offers a full turnkey solution, from plan design through certificate of occupancy.

Marketing, Sales and Subscriber Support

One of the Company’s most significant strengths is in social media and digital marketing. Due to the fact that content is being regularly generated through the blog and the seminars, there is a constant stream of new information that is being placed on Facebook, Twitter, the Rebuilding Blog and other media channels. The Company is regularly ranked on the first page in Google searches and is a strong source of new inquiries and recurring business. The Company’s web site can be found at www.dreamhomesltd.com and the blog at http://blog.dreamhomesltd.com.

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

In our opinion, the southern New Jersey real estate market represents one of the most attractive real estate investment opportunities, with the greatest opportunity for future appreciation being concentrated in Ocean, Atlantic, Cape May, Monmouth and Middlesex counties. These areas primarily fall within 1-hour driving time, and serve as “bedroom” communities for, the Atlantic City, New York and Philadelphia metropolitan areas. In our opinion, the residential housing demand in this area, particularly in the market segments which we intend to address, enjoys a fundamental support level, based on several factors. These factors include excellent air, rail and road infrastructure, Atlantic City casino and support services, tourism, and a central location between Philadelphia and New York. Additionally, there has been a chronic affordable housing shortage throughout New Jersey and all indication are that condition will continue fot the foreseeable future. This situation plays well into the Company’s strengths, which are focused on entry level or first time move up housing, as well as elevations and renovations of existing damaged homes. Finally, all of these market areas have tremendous growth potential due to market effects on the available housing supply.

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

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently owns 15.65% of the Company. DHL provides payroll services that includes the 2 officers of the Company, as well as certain employees and allocates payroll proportionately as required.

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2019, the Company has not entered into any employment or consulting agreements.

The management team, which consists of the present officers of the corporation as well as others who are considered key personnel, is as follows:

Vincent Simonelli, President, CEO, Chairman

Kathleen Dotoli, Esq., Director

Rich Pezzullo, Director

Valerie Jones, Senior VP and Board Secretary

Louis A. Obsuth, VP Sales

Mark Sampson, Regional Construction Supervisor

Dave Shaheen,Esq., General Counsel, Real Estate

John Bonello, Esq., General Counsel, Litigation

Christopher Dieterich, Esq., Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Director and President: Dream Homes & Development Corp.’s senior manager and principal, Vincent C. Simonelli, has over 25 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corp., and Managing Member of Dream Building LLC. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 1700 residential dwellings. Mr. Simonelli’s knowledge of the developmental and approval process throughout New Jersey makes him qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

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

Richard Pezzullo, Director: Richard Pezzullo is a graduate of Cornell University and served 20 years in the US Army Reserve, attaining the rank of Major. Since 1990, he has built and continues to run Netcentric Computer Solutions, which provides Information Technology and CTO/CIO services and currently support over 15,000 workstations in 60 locations throughout the US, UK, Japan and Morocco.

Mr. Pezzullo regularly advises managers on the operational ramifications of decisions made regarding software deployment, employee retention and project implementation, and over the past 15 years his breadth of knowledge across industry lines has been beneficial to Dream’s senior management. Rich lives in Freehold, NJ with his wife and has 3 children in college and graduate school.

Valerie Jones, Secretary and Senior VP: Valerie is responsible for the recruiting, hiring, supervision and the training of office and field staff. She is responsible for the development of policy and procedures as well as the implementation of company protocol. Valerie provides strategic leadership in all facets of human resource management, oversees the daily management of all accounting operations and maintains all customer contracts, vendor accounts and payroll service. Valerie continues her education with the attendance of educational seminars and classes and has been with the company since 2011.

Louis A. Obsuth, VP Sales: Lou A. Obsuth is a retired Passaic County detective, a Point Pleasant resident for over 20 years and has successfully run Jersey Proud Modular in Point Pleasant through 2017. Lou has extensive experience in modular and elevation construction, as well as general sales and marketing and heads the Company’s Modular Division.

Mark Sampson, Regional Supervisor: Mark Sampson has been with the Company for 7 years and manages a number of projects for Dream Homes. Mark has extensive experience in all phases of carpentry, framing, client and team management.

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

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel respiratory illness coronavirus (“COVID-19”).

On March 11, 2020, the World Health Organization declared the outbreak of the novel respiratory illness COVID-19 a pandemic. The new strain of COVID-19 is considered to be highly contagious and poses a serious public health threat. The outbreak of COVID-19 emerged in China, where many of the Company’s material suppliers are located.

Any outbreak of such epidemic illness or other adverse public health developments may materially and adversely affect the global economy, our markets and our business. A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our market areas could continue to result in delays in the delivery of products and services to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Our Board of Directors contains two independent directors.

Our board is composed of three members, Vincent Simonelli, Kathleen Dotoli & Richard Pezzullo. Mr. Simonelli and affiliated companies, current own or control 56.80% of the issued and outstanding common stock shares of Dream Homes & Development Corporation. Kathleen Dotoli is the second board member and an independent director. Mr. Pezzullo was previously an employee of Dream Homes, serving as the VP of Information Technology, but no longer holds that position, though he remains as third member of the board. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and is not a significant owner of the company’s shares. Due to our small size, the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

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

As of December 31, 2019, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

There are currently 25,878,993 shares of common stock issued and outstanding held by approximately 66 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2019	December 31, 2018

Statements of Income:
Revenue	$3,103,031	$2,574,953
Gross profit	1,012,045	1,068,324
Income from operations	15,605	23,105
Net income (loss)	$(14,345)	$1,580
Basic and diluted income (loss) per common share	$(.00)	$.00
Balance Sheet Data:
Cash	$233,402	$118,687
Total assets	1,693,629	979,650
Total liabilities	1,195,740	665,610
Total Stockholders’ equity	$497,889	$314,040

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

PLAN OF OPERATION

Building on a history of over 1,500 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builders have struggled to adapt to the changing market and complex Federal, State and local regulations” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

Dream Building LLC. operates as a wholly owned subsidiary of Dream Homes and Development Corporation and continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2019 is $5,490,929.

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

The Company’s acquisition of the assets of Jersey Dream Modular Homes in May of 2017 has enabled the Company to more effectively serve the northern Ocean, Monmouth and Middlesex County markets, as well as increase market share in the modular home market.

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

With this latest acquisition of Premier Modular and the Company’s main office location in Forked River, the Company has positioned itself to well serve a significant portion of the entire coastal region, from southern Ocean County north to Middlesex County.

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 52 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2019. This property is currently in the approval process.

The Company has received preliminary CAFRA approval for the 52-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property is subject to an application with the state planning commission to be designated as a CAFRA Town Center property, which will enable greater density. As such the planning board has agreed to reschedule the hearing pending passage of this planning zone by New Jersey. It is anticipated that this project will be heard again in late 2020 and development is scheduled to begin in 2021. Sales at retail for this development should be in the $16 million-dollar range.

The Company has signed a letter of intent and a contract will be signed to acquire the rights to a purchase contract via contract assignment for 48 waterfront townhomes with boat slips in Lacey, NJ. The project is currently in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is partially improved with all boat slips built. It has a retail value of $21 million and is expected to start in 2019. This property is on hold and the cost basis for this property has been written off due to the inability to obtain environmental permits.

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000. This property was subsequently acquired on July 12, 2018, and a variance was obtained on November 15, 2018. The home is in need of elevation and renovation, which is expected to cost an additional $125,000. The Company sold 49% of the equity interest to a private investor. It is the Company’s intention to renovate and sell the property, which is under contract of sale to a 3rd party for $408,000.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The property was previously approved for 12 duplex residential units, and is currently in the application process for 17 townhomes. A contract has been signed on this property and the Company is in the due diligence stage. The proposed purchase price is $370,000. Application has been made to the Berkeley Township Planning Board for 17 townhomes.

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

The purchase price is $900,000 and the contract is subject to obtaining funding for the solar array as well as a portion of the purchase price. There is also a PPA (power production agreement) in place with a nursing home adjacent to the property, to purchase the entire electrical output for the next 20 years. This property is currently on hold.

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

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 77 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP and the company received a wetlands letter of interpretation. An application is currently pending before the Township, and has been delayed due to the Corona pandemic.

Properties in discussion with signed letters of intent, not in contract

Discussions have been occurring since December of 2017 and a signed letter of intent has been offered to acquire property to develop 102 townhome units in southern Ocean County, NJ. This property was originally in contract and under development by the Company’s management team during the 2006-2009 period, at which time the project was not finalized due to the financial crisis of 2009. As such, a large amount of engineering, environmental, traffic and architectural work has been completed. It is Management’s opinion that this property is moving forward to contract. This property is not fully approved and is unimproved. The project is slated to begin in late summer of 2021 and has a retail value of $23 million.

These new developments with offered, signed letters of intent, as well as the four developments that we have under contract and in development represent over $108 million in new home construction projects in the near future. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Modular Design Center in Little Egg Harbor has also led to an increase in modular traffic and sales, as well as facilitated and increased client selections throughout our entire region.

For the third year in a row, the Company was again awarded the Ocean County Reader’s Choice Best of the Best for 2019 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which caused significant new awareness and interest from the public. This has led to increased showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the Company, which is becoming increasingly well known to homeowners in need of new custom modular and site-built homes, elevation & renovation work. The management team has never failed to complete a project in over 24 years in the industry.

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

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2019	Year ended December 31, 2018

Revenue:
Construction contracts	$3,103,011	$2,574,953

Cost of construction contracts	2,090,966	1,506,629

Gross profit	1,012,045	1,068,324

Operating Expenses:
Selling, general and administrative, including stock based compensation of $88,194 and $117,844, respectively	990,210	1,040,306
Depreciation expense	6,230	4,913

Total operating expenses	996,440	1,045,219

Income from operations	15,605	23,105

Other income (expenses):
Cancellation of debt	10,000	-
Interest expense	(8,301)	-
Total other income (expenses)	1,699	-

Net income before income taxes	17,304	23,105
Provision for income taxes	31,649	21,525

Net income (loss)	$(14,345)	$1,580

Results of Operations - Comparison for the years ended December 31, 2019 and 2018

Revenues

For the years ended December 31, 2019 and December 31, 2018, net revenues were $3,103,011 as compared to $2,574,953 for the year ended December 31, 2018. This increase in net revenues of $528,058 was the result of increased production. As of December 31, 2019 and 2018, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2019 and December 31, 2018, cost of construction contracts and sales were $2,090,966 as compared to $1,506,629. This increase in cost of construction contracts and sales was the result of increased production.

Operating Expenses

Operating expenses decreased $50,096 from $1,040,542 in 2018 to $946,504 in 2019. The decrease was primarily due to termination of stock based compensation other general and administrative expenses.

Major selling, general and administrative expenses for the year ended December 31, 2019 of $940,274 include salary expense of $499,575, office expenses of $5,893, professional fees of $78,763, vehicle expenses of $ 37,521, advertising expenses of $ 10,652, stock based compensation of $117,844, sales commissions expense of $ 34,802, insurance expense of $ 40,373, rent expense of $ 53,590, and bad debts of $ 10,372.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, our cash balance was $233,402 and $118,687, respectively, total assets were $1,693,629 and $979,650, respectively, and total current liabilities amounted to $1,195,740 and $665,610, respectively, including loans payable to related parties of $6,790 and $52,243, respectively. As of December 31, 2019 and 2018, the total stockholders’ equity was $497,889 and $314,040, respectively.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Dream Homes & Development Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

May 22, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$233,402	$118,687
Accounts receivable, net of allowance for doubtful accounts ($29,838)	410,550	349,218
Loan receivable, related party	44,991	-
Employee advances	2,500	-
Contract assets	328,244	105,847
Total current assets	1,019,687	573,752

PROPERTY AND EQUIPMENT, net	33,501	10,731

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	606,241	360,967

Total assets	$1,693,629	$979,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$738,322	$317,634
Accrued interest	6,831	-
Contract liabilities	228,661	254,208
Income taxes payable	53,174	21,525
Note payable-line of credit	161,962	-
Loans payable	-	20,000
Loans payable to related parties	6,790	52,243
Total current liabilities	1,195,740	665,610

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2019 and 2018, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2019 and 2018, there are 25,878,993 and 24,000,953 shares outstanding, respectively; and 16,000 shares committed not yet issued at December 31, 2018, respectively	25,879	24,201
Additional paid-in capital	1,868,504	1,671,988
Accumulated deficit	(1,396,494)	(1,382,149)

Total stockholders’ equity	497,889	314,040

Total liabilities and stockholders’ equity	$1,693,629	$979,650

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2019	Year ended December 31, 2018

Revenue:
Construction contracts	$3,103,011	$2,574,953

Cost of construction contracts	2,090,966	1,506,629

Gross profit	1,012,045	1,068,324

Operating Expenses:
Selling, general and administrative, including stock based compensation of $88,194 and $117,844, respectively	990,210	1,040,306
Depreciation expense	6,230	4,913

Total operating expenses	996,440	1,045,219

Income from operations	15,605	23,105

Other income (expenses):
Gain on conversion of loan payable	10,000	-
Interest expense	(8,301)	-
Total other income (expenses)	1,699	-

Net income before income taxes	17,304	23,105
Provision for income taxes	31,649	21,525

Net income (loss)	$(14,345)	$1,580

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average common shares outstanding-basic and diluted	25,291,258	24,200,993

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	24,200,993	$24,201	$1,554,144	$(1,383,729)	$194,616

Expense relating to 750,000 stock warrants issued to Company’s executive team			117,844		117,844
Net income for the year ended December 31, 2018				1,580	1,580

Balance at December 31, 2018	24,200,993	24,201	1,671,988	(1,382,149)	314,040
Expense relating to stock warrants			30,394		30,394
Issuance of 58,000 restricted common shares for consulting services at $.08 per share	58,000	58	5,742		5,800
Issuance of 520,00 restricted common shares for stock-based compensation at $.10 per share	520,000	520	51,480		52,000
Issuance of 1,000,000 restricted common shares for debt reduction to Chief Executive Officer at $.10 per share	1,000,000	1,000	99,000		100,000
Issuance of 100,000 restricted common shares for debt reduction at $.10 per share	100,000	100	9,900		10,000
Net loss for the year ended December 31, 2019				(14,345)	(14,345)
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the year ended December 31, 2018

OPERATING ACTIVITIES
Net income (loss)	$(14,345)	$1,580
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Amortization of debt discounts		-
Depreciation expense	6,230	4,913
Stock-based compensation	88,194	117,844
Gain on conversion of loan payable	(10,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(61,332)	(238,029)
Loan receivable, related party	(44,991)	-
Employee advances	(2,500)	-
Contract assets	(222,397)	(36,348)
Accounts payable and accrued liabilities	475,235	73,369
Accrued interest	6,831	-
Contract liabilities	(25,547)	175,725
Income taxes payable	31,649	21,525
Net cash provided in operating activities	227,027	26,159

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(29,000)	(6,500)
Deposits and costs coincident to acquisition of land for development	(245,274)	(150,838)
Net cash (used) in investing activities	(274,274)	(157,338)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit	161,962	-
Proceeds from loans payable to related parties	-	37,500
Proceeds from loans payable	-	20,000
Net cash provided by financing activities	161,962	57,500

NET INCREASE (DECREASE) IN CASH	114,715	(125,997)

CASH BALANCE, BEGINNING OF PERIOD	118,687	244,684

CASH BALANCE, END OF PERIOD	$233,402	$118,687

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 1,100,000 restricted common stock for debt reduction	$110,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

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

Revenue recognition:

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, in accordance with the following five-step process:

●	Identify the contract(s) with a customer
●	Identify the performance obligations
●	Determine the transaction price
●	Allocate the transaction price
●	Recognize revenue when the performance obligations are met

For the periods presented prior to the adoption of ASC 606, revenues from long-term construction contracts were recognized in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.”

The Company recognizes construction contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation, amortization and general overhead cost. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

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

The Company classifies construction-related receivables and payables that may be settled in periods exceeding one year from the balance sheet date, if any, as current assets and liabilities consistent with the length of time of its project operating cycle. For example:

●	Contract assets represent costs and estimated earnings in excess of billings represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset.
●	Contract liabilities represent billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date and are classified as a current liability.

Contract liabilities result when either: 1) costs are incurred related to certain claims and unapproved change orders, or 2) the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when there is a dispute regarding only the price associated with a change in scope of work. For both claims and unapproved change orders, the Company recognizes revenue, but not profit, when it is determined that recovery of incurred cost is probable and the amounts can be reliably estimated.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”), which provides guidance for accounting for leases. Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. We adopted this ASU on January 1, 2019 and adoption of this ASU did not have a material impact on our financial position, results of operations and cash flows.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2019	December 31, 2018

Office equipment	$6,115	$4,115
Vehicles/Modular homes	58,065	31,065
Less: Accumulated depreciation	(30,679)	(24,449)

Property and Equipment- net	$33,501	$10,731

Depreciation expense for the years ended December 31, 2019 and 2018 was $ 6,230 and $4,913, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2019	December 31, 2018

Lacey Township, New Jersey, Marina contract:
Deposit	$-	$25,000
Site engineering, permits and other costs:	-	49,959
Total Marina Contract	-	74,959

Lacey Township, New Jersey, Pines contract:

Deposit	-	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	109,265
Total Pines contract	121,833	119,265

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	62,994
Total Tallwoods contract	100,146	72,994

Other Deposits:
Clayton, New Jersey - 120 apartments	62,662	9,920
71 Sheridan Avenue, Waretown, New Jersey	44,438	79,150
Louis Avenue, Bayville, New Jersey-17 units	36,271	2,674
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	-
Station Dr – Forked River, New Jersey	99,032	-
201 East Ave – Clayton, New Jersey – 77 units	78,000	-
Academy St – Clayton, New Jersey – 2 lots	36,133	-
Other	7,726	2,005

Total	$606,241	$360,967

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

On December 15, 2016, the Company acquired from General Development Corp. (“GDC”) rights to a contract to purchase over 9 acres of undeveloped land without amenities in Lacey Township, New Jersey (the “Lacey Contract or Dream Homes at the Pines”) for $15,000 cash (paid in December 2016) and 100,000 restricted shares of Company common stock (issued in April 2017) valued at $5,000. GDC acquired the rights to the contract from DHL on December 14, 2016 for $10,000 cash. As discussed in Note 9, Commitments and Contingencies under Line of Credit, the Company also has an available line of credit of $500,000 with GDC.

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

During the year ended December 31, 2019, the Company determined that this project is impaired and wrote off the capitalized deposit and costs.

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

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020.

Other Properties

A contract was signed to acquire 70 approved townhome units in Bayville, NJ in October 2019, after 31 months of discussion. A contract was signed to purchase 52 approved townhome units in Forked River, NJ.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2019	December 31, 2018

Loans payable to chief executive officer	$3,672	$9,025
Loans payable to GPIL (see Note 5)	3,118	3,118
Loan payable to DHL	-	40,100
Total	$6,790	$52,243

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

The sources of the differences follow:

	Year ended December 31, 2019	Year ended December 31, 2018

Expected tax at 21%	$3,634	$4,852
State income taxes, net of federal income tax benefit	1,557	1,094
Non-deductible stock-based compensation	26,458	24,747
Other	-	(7,547)
Change in valuation allowance/NOL used	-	(1,621)
Provision for (benefit from) income taxes	$31,649	$21,525

The significant components of DHDC’s deferred tax asset as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$-	$57,598
Valuation allowance	-	(57,598)
Net deferred tax asset	$-	$-

As of December 31, 2019, the Company has no available net operating loss carryforward.

7- Commitments and Contingencies

Construction Contracts

As of December 31, 2019, the Company is committed under 22 construction contracts outstanding with homeowners with contract prices totaling $ 5,490,929, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or, of long-term duration at the date of issuance of these financial statements.

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

For the twelve months ended December 31, 2019, rent expense under this lease agreement was $15,600. Monthly lease payments were changed to $1,000 per month as of March 31, 2019.

This lease ended as of December 31, 2019 and the Company has vacated the premises. The Company is seeking other showroom office space in northern Ocean and southern Monmouth Counties.

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

For the years ended December 31, 2019 and 2018, consulting fees expense under this agreement was $0 and $2,000, respectively. This Agreement is no longer in effect on any type of constant basis, and the services of the Consultant are being utilized on an as-needed basis.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of December 31, 2019, the outstanding principal balance was $161,962. Interest expense for the year end December 31, 2019 was $ 8,301.

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

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 30, 2019 and 2018, selling, general and administrative expenses include $496,197 and $606,703, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $78,000 and $65,888, respectively, salary paid to the Company’s Chief Executive Officer and $57,600 and $62,000, respectively salary paid to the Company’s Secretary and Senior VP. At December 31, 2019 and 2018, accounts payable and accrued expenses include $ 3,000 and $0, respectively, due DHL for unpaid payroll reimbursement.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company originally paid DHL monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

9 - Stock Warrants

On July 12, 2017, DHDC issued 750,000 stock warrants to various members of Dream Homes & Development Corporation’s executive team (including 500,000 to the Company’s Chief Executive Officer, 100,000 to the Company’s Secretary, and a total of 60,000 to the Company’s two other directors and 50,000 to a non-executive DHL project manager employee). These Warrants entitle the holder to purchase shares of Dream Homes & Development Corporation at $0.30 per share through July 20, 2020. These warrants vest to the Holder on a semi-annual basis over a 36-month period contingent upon Holder’s continued association with the Company. The $407,850 total fair value (calculated using the Black Scholes option pricing model and the following assumptions: (1) stock price of $0.60, (2) exercise price of $0.30, (3) dividend yield of 0%, (4) risk-free interest rate of 1.53%, (5) expected volatility of 171%, and (6) term of 3 years) of the 750,000 warrants is being expensed evenly over the 3 years requisite service period of the individuals that were granted these warrants commencing in July 2017. For the year ended December 31, 2019 and 2018, stock-based compensation attributable to the warrants was $30,394 and $ 117,844, respectively, using the above Black Scholes option pricing model.

Included within the 750,000 warrants described in the preceding paragraph are 20,000 warrants issued to the Company’s Vice President of Business Development that are not covered by the Employment Agreement dated April, 28, 2017 and 20,000 warrants issued to the Company’s Sales Manager that are not covered by the Employment Agreement dated May 8, 2017 (see Note 7).

Effective April 1, 2019, all remaining warrants were cancelled.

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

11- Subsequent Events

Subsequent to December 31, 2019, the Company issued 3,997,500 shares of common stock to employees and consultants for services.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2019.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	54	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Kathleen M. Dotoli	53	Director

Richard Pezzullo	61	Director

Valerie Jones	48	Senior Vice-president, Board Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2019	$78,000	-0-	$155,000-	-0-	-0-	-0-	-0-	$233,000
President, CEO and Treasurer	2018	$77,500	-0-	$-0-	$91,192	-0-	-0-	-0-	$168,692

Valerie Jones	2019	$57,600	-0-	$30,000	-0-	-0-	-0-	-0-	$87,600
Secretary	2018	$62,400	-0-	$-0-	$18,127	-0-	-0-	-0-	$80,527

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 17.9% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2019 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	14,601,571 shares of common stock (1)	56.42%

	Valerie Jones Secretary	430,000 shares of common stock	1.67%

	Kathleen Dotoli Director	74,500 shares of common stock	.29%

	Richard Pezzullo Director	210,000 shares of common stock	.81%

	Athena. Monahan*	3,000,0000 shares of common stock	11.59%

	Roger L. Fidler Esq.	1,650,000 shares of common stock	6.37%

All officers and directors (4 persons)		15,316,071 shares of common stock	59.19%

The percent of class is based on 25,878,993 shares of common stock issued and outstanding as of December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2019, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2019	2018
Audit Fees	$12,000	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: May 22, 2020	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

