Form 10-Q
period 2020-03-31
Dream Homes & Development Corp.
filed 2020-06-29
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of June 18, 2020, was 28,876,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	UNAUDITED
ASSETS
CURRENT ASSETS
Cash	$179,474	$233,402
Accounts receivable, net of allowance for doubtful accounts ($29,838)	393,878	410,550
Loan receivable, related party	68,991	44,991
Employee advances	2,500	2,500
Contract assets	168,555	328,244
Total current assets	813,398	1,019,687

PROPERTY AND EQUIPMENT, net	31,848	33,501

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Right of use asset	20,603	-
Deposits and costs coincident to acquisition of land for development	621,057	606,241

Total assets	$1,521,106	$1,693,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$635,097	$738,322
Accrued interest	13,103	6,831
Contract liabilities	203,645	228,661
Lease liability- current portion	10,704	-
Income taxes payable	-	53,174
Note payable-line of credit	146,660	161,962
Loans payable to related parties	6,790	6,790
Total current liabilities	1,015,999	1,195,740

Lease liability- noncurrent portion	10,105	-

Total liabilities	1,026,104	1,195,740

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2020 and December 31, 2019, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2020 and December 31, 2019, there are 28,876,493 and 25,878,993 shares outstanding, respectively	28,876	25,879
Additional paid-in capital	1,985,407	1,868,504
Accumulated deficit	(1,519,281)	(1,396,494)

Total stockholders’ equity	495,002	497,889

Total liabilities and stockholders’ equity	$1,521,106	$1,693,629

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended March 31, 2020	Three months ended March 31, 2019

Revenue:
Construction contracts	$1,127,584	$789,420

Cost of construction contracts	932,194	605,678

Gross profit	195,390	183,742

Operating Expenses:
Selling, general and administrative, including stock based compensation of $119,900 and $30,394, respectively	310,252	256,520
Depreciation expense	1,653	1,462

Total operating expenses	311,905	257,982

Loss from operations	(116,515)	(74,240)

Other income (expenses):
Interest expense	(6,272)	(1,470)
Total other income (expenses)	(6,272)	(1,470)

Net loss before income taxes	(122,787)	(75,710)
Provision for income taxes	-	-

Net loss	$(122,787)	$(75,710)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	26,414,708	24,200,993

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

UNAUDITED

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the three months ended March 31, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months ended March 31, 2020				(122,787)	(122,787)

Balance at March 31, 2020	28,876,493	$28,876	$1,985,407	$(1,519,281)	$495,002

For the three months ended March 31, 2019:
Balance at December 31, 2018	24,200,993	24,201	1,671,988	(1,382,149)	314,040
Warrant expense			30,394		30,394
Net loss for the three months ended March 31, 2019				(75,710)	(75,710)
Balance at March 31, 2019	24,200,993	$24,201	$1,702,382	$(1,457,859)	$268,724

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

OPERATING ACTIVITIES
Net loss	$(122,787)	$(75,710)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	1,653	1,462
Stock-based compensation	119,900	30,394
Write-off on deposits and acquisition of land	-	28,102
Changes in operating assets and liabilities:
Accounts receivable	16,672	31,370
Loan receivable, related party	(24,000)	-
Contract assets	159,689	(52,334)
Accounts payable and accrued liabilities	(96,747)	72,570
Contract liabilities	(25,016)	40,587
Income taxes payable	(53,174)	-
Net cash provided (used) in operating activities	(23,810)	76,441

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(7,500)
Deposits and costs coincident to acquisition of land for development	(14,816)	-
Net cash used in investing activities	(14,816)	(7,500)

FINANCING ACTIVITIES
Payments on note payable-line of credit	(15,302)	-
Payments on loans payable to related parties	-	(4,038)
Net cash used in financing activities	(15,302)	(4,038)

NET INCREASE (DECREASE) IN CASH	(53,928)	64,903

CASH BALANCE, BEGINNING OF PERIOD	233,402	118,687

CASH BALANCE, END OF PERIOD	$179,474	$183,590

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation	$119,900	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2020 and 2019

UNAUDITED

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the seven years that have passed since Superstorm Sandy flooded 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

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

In addition to the New Jersey market, the Company has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2020	December 31, 2019

Office equipment	$6,115	$6,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(32,332)	(30,679)

Property and Equipment- net	$31,848	$33,501

Depreciation expense for the three months ended March 31, 2020 and 2019 was $ 1,653 and $ 1,462, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2020	December 31, 2019

Lacey Township, New Jersey, Pines contract:

Deposit	$-	$-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	111,833
Total Pines contract	121,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits:
Clayton, New Jersey - 120 apartments	62,662	62,662
71 Sheridan Avenue, Waretown, New Jersey	44,438	44,438
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 77 units	78,000	78,000
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	7,726

Total	$621,057	$606,241

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

Since the transaction had not occurred for at least a portion of the Property within 12 months of the completion of the Due Diligence Period, as well as two 6-month extensions, the seller chose to terminate the contract. Though the Company retained the right to waive any remaining developmental contingencies and proceed to close on the property, it was determined by senior management that the risk of acquiring an unapproved property was not acceptable.

Lacey Township, New Jersey, “Dream Homes at Forked River”, Marina Contract

In December of 2017, the Company had acquired the rights to a purchase contract via contract assignment for 48 waterfront townhomes with boat slips in Lacey, NJ. The project has been in the approval process and significant engineering, environmental, traffic and architectural work has been completed. The property is a waterfront property, and is partially improved with all boat slips currently installed, the Department of Transportation permit received and the curb cut from Route 9 in place.

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. In addition, the Company has obtained a term sheet on April 5, 2018 and is waiting for a formal commitment from a lender for a funding facility comprised of acquisition and development funding.

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

71 Sheridan Street, Waretown, NJ – Property purchased for renovation and sale

On July 12, 2018, the Company purchased a single-family home property located at 71 Sheridan Street in Waretown, NJ. The home was originally damaged by Storm Sandy, and requires elevation and renovation in order to be brought into compliance with the latest FEMA flood zone requirements. The Company completed a full height elevation, enclosed the lower level, installed 2 levels of deck facing the water, renovated the house completely and the property was sold in May of 2020.

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer and is awaiting a date for a planning board hearing. Municipal scheduling has been delayed due to the Covid-19 virus. The planning board date has been tentatively scheduled for August 6, 2020.

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in fall of 2020, at which time improvements will commence. The Company is in discussion with several lenders to arrange an acquisition, development and construction finance facility.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2020	December 31, 2019

Loans payable to chief executive officer	$3,672	$3,672
Loans payable to GPIL (see Note 5)	3,118	3,118
Total	$6,790	$6,790

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

In March 2020, the Company issued 2,997,500 restricted shares for compensation valued at $ 119,500.

6 – Income Taxes

As of March 31, 2020 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income. For the three months ended March 31, 2020 and 2019, there was no income tax or benefit recorded.

7- Commitments and Contingencies

Construction Contracts

As of March 31, 2020, Dream Building, LLC was committed under 18 construction contracts outstanding with home owners with contract prices totaling $ 2,764,508, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

On May 8, 2017, DHDC executed an Employment Agreement with a Sales Manager. The original term of the agreement was from May 8, 2017 to May 8, 2019 and was renewable thereafter at 1-year intervals based on certain sales targets. That agreement has been renewed and is currently in force. The agreement provides for compensation based on sales.

Lease Agreements

On June 20, 2017, DHDC executed a lease for office and storage space located at 2109 Bridge Avenue, Point Pleasant, New Jersey. This lease ended as of December 31, 2019 and the Company has vacated the premises.

For the three months ended March 31, 2020 and 2019, rent expense under these leases agreements was $0 and $19,800, respectively.

On February 28, 2020 the Company executed a lease for an office space located at 800 Riverview Drive in Brielle, which the Company feels will better serve the southern Monmouth clientele. The lease term is 2 years, and the total rent is $25,140.

The Company continues to operate an office/showroom located at 884 Rt. 9 in Little Egg Harbor. This lease was originally incepted in November 2018, and the Company continues to utilize the facility to service clients in Long Beach Island, Little Egg Harbor as well as points south.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of March 31, 2020, the outstanding principal balance was $146,660. Interest expense for the three months ended March 31, 2020 and 2019 was $ 6,272 and $ 1,470, respectively.

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

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the three months ended March 31, 2020 and 2019, selling, general and administrative expenses include $93,314 and $70,152, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes.

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid monthly rent of $2,500 for this office space.

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

10 – Subsequent Events

Subsequent events have been detailed in respective categories herein.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2020 and 2019. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family homes & subdivisions as well as a leader in coastal construction, elevation and mitigation.

The Company has been focusing recently on new single-family homes along the shore of New Jersey, both modular and site built construction. DHDC is also working on development of new subdivisions in both Ocean and Gloucester counties, with a 70 unit townhome project scheduled to come on line in the latter part of 2020.

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

Recognizing the growing preference for modular homes, in October of 2018, DHDC purchased the assets of Premier Modular Homes, which has operated successfully in southern Ocean County for over 25 years. The Company also opened a modular showroom and design center in Little Egg Harbor, which allows much stronger coverage of the Long Beach Island market.

In addition to the New Jersey market, the Company has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral.

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of March 31, 2020 is $5,490,929.

In addition to the above projects, which are in process, the Company has also estimated an additional $5,300,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 54 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2021 and is projected to add approximately $13,000,000 to the Company’s gross sales, through its Shore Custom Homes Corp. division.

The Company has received preliminary CAFRA approval for the 54-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property is subject to an application with the state planning commission to be designated as a CAFRA Town Center property, which will enable greater density. As such the planning board has agreed to reschedule the hearing pending passage of this planning zone by New Jersey.

On April 24, 2018, the Company signed a contract to purchase a single-family waterview home in Ocean Township, NJ for $68,000, which later closed on July 11, 2018. The property was submitted for a variance and approved in January of 2019. The home is in need of elevation and renovation, which is expected to cost an additional $125,000.

The Company has renovated and is in the process of selling the property. The property is expected to sell to a 3rd party purchasers for approximately $400,000. The Company sold 49% of the equity interest to a private investor. This property was renovated and sold in the second quarter of 2020.

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 120-unit apartment complex. The Company has a signed contract and has been proceeding with development approvals.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The Company is currently in contract to purchase the property. The property was previously approved for 12 duplex residential units. A contract has been signed on this property and the Company is currently in the development and approval stages. The proposed development will yield 17 townhomes. This application is scheduled to be heard before the planning board in early August of 2020

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 70 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which is currently pending.

A contract was signed in October of 2019 to acquire 70 townhouse lots in Ocean County, NJ. This property is approved and unimproved. The project is slated to begin in the late part of 2020 and has a retail value of $17 million. It is anticipated that this property will close in fall of 2020 and construction will begin immediately.

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

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business, until it represents 50% - 70% of our entire revenue stream, from the current level of 20%. New home development has a much greater scalability and growth potential than elevation/renovation work. Though the Company has enjoyed steady growth in the renovation/elevation portion of the company the new homes division continues to represent a greater percentage of total revenue. By the end of 2020, new home construction and development should represent over 70% of revenue.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2020 and 2019.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2020	Three months ended March 31, 2019

Revenue:
Construction contracts	$1,127,584	$789,420

Cost of construction contracts	932,194	605,678

Gross profit	195,390	183,742

Operating Expenses:
Selling, general and administrative, including stock based compensation of $119,900 and $30,394, respectively	310,252	256,520
Depreciation expense	1,653	1,462

Total operating expenses	311,905	257,982

Loss from operations	(116,515)	(74,240

Other income (expenses):
Interest expense	(6,272)	(1,470
Total other income (expenses)	(6,272)	(1,470

Net loss before income taxes	(122,787)	(75,710
Provision for income taxes	-	-

Net loss	$(122,787)	$(75,710

Basic and diluted loss per common share	$(.00)	$(.00

Weighted average common shares outstanding-basic and diluted	26,414,708	24,200,993

Results of Operations - Comparison for the three months ended March 31, 2020 and 2019.

Revenues

For the three months ended March 31, 2020 and 2019, revenues were $1,127,584 and $789,420, respectively. The increase in revenue of $338,164, was due to new contracts.

Cost of Sales

For the three months ended March 31, 2020 and 2019, cost of construction contracts were $932,194 and $605,678, respectively. This increase of $326,516 was due mainly to increased production.

Operating Expenses

Operating expenses increased $53,923 from $257,982 in 2019 to $311,905 in 2020. This increase was mainly due to the increase in stock-based compensation of $ 89,506.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, our cash balance was $179,474 and $233,402, respectively, total assets were $1,500,503 and $1,693,629, respectively, and total current liabilities amounted to $1,005,501 and $1,195,740, respectively, including loans payable to related parties of $6,790 and $6,790, respectively. As of March 31, 2020 and December 31, 2019, the total stockholders’ equity was $495,002 and $497,889, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

The following exhibits are included with this filing:

3.1* Articles of Incorporation (Form S-1 Registration No. 333-174674 filed June 2, 2011).

3.2* By-laws (Form S-1 Registration No. 333-174674 filed June 2, 2011).

4.1* Specimen Stock Certificate (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.1* Intellectual Property Purchase Agefreement (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.2* Consulting Agreement with William Kazmierczak 5-22-2010 (Form S-1 Registration No. 333-174674 filed June 2, 2011).

31 Sarbanes-Oxley Section 302 certification by Vincent Simonelli

32 Sarbanes-Oxley Section 906 certification by Vincent Simonelli

* Previously filed and Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date: June 29, 2020	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

