Form 10-Q
period 2020-06-30
Dream Homes & Development Corp.
filed 2020-08-18
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of August 14, 2020, was 28,876,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	UNAUDITED
ASSETS
CURRENT ASSETS
Cash	$270,066	$233,402
Accounts receivable, net of allowance for doubtful accounts ($29,838)	301,348	410,550
Loan receivable, related party	70,956	44,991
Employee advances	2,500	2,500
Contract assets	226,406	328,244
Total current assets	871,276	1,019,687

PROPERTY AND EQUIPMENT, net	29,194	33,501

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Right of use asset	20,603	-
Deposits and costs coincident to acquisition of land for development	586,429	606,241

Total assets	$1,541,702	$1,693,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$644,723	$738,322
Accrued interest	17,504	6,831
Contract liabilities	165,652	228,661
Lease liability	10,301	-
Income taxes payable	-	53,174
Note payable-line of credit	146,660	161,962
Loans payable to related parties	4,190	6,790
Total current liabilities	989,030	1,195,740

Lease liability- noncurrent portion	10,302	-

Total liabilities	999,332	1,195,740

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2020 and December 31, 2019, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2020 and December 31, 2019, there are 28,876,493 and 25,878,993 shares outstanding, respectively	28,876	25,879
Additional paid-in capital	1,985,407	1,868,504
Accumulated deficit	(1,471,913)	(1,396,494)

Total stockholders’ equity	542,370	497,889

Total liabilities and stockholders’ equity	$1,541,702	$1,693,629

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Six months ended June 30, 2020	Six months ended June 30, 2019

Revenue:
Construction contracts	$2,134,271	$1,543,647

Cost of construction contracts	1,677,470	1,016,978

Gross profit	456,801	526,669

Operating Expenses:
Selling, general and administrative, including stock based compensation of $119,900 and $110,194, respectively	518,196	559,052
Depreciation expense	3,307	2,923

Total operating expenses	521,503	561,975

Loss from operations	(64,702)	(35,306)

Other income (expenses):
Cancellation of debt	-	12,000
Interest expense	(10,717)	(1,470)
Total other income (expenses)	(10,717)	10,530

Net loss before income taxes	(75,419)	(24,776)
Provision for income taxes	-	(25,,626)

Net loss	$(75,419)	$(50,402)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,645,601	24,433,523

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended June 30, 2020	Three months ended June 30, 2019

Revenue:
Construction contracts	$1,006,687	$754,227

Cost of construction contracts	745,276	411,300

Gross profit	261,411	342,927

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $115,971, respectively	207,944	302,532
Depreciation expense	1,654	1,461

Total operating expenses	209,598	303,993

Income (loss) from operations	51,813	38,934

Other income (expenses):
Cancellation of debt	-	12,000
Interest expense	(4,445)	-
Total other income (expenses)	(4,445)	12,000

Net income before income taxes	47,368	50,934
Provision for income taxes	-	(25,626)

Net income	$47,368	$25,308

Basic and diluted earnings per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	28,876,493	24,666,053

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2020 and 2019

UNAUDITED

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months ended March 31, 2020				(122,787)	(122,787)
Balance at March 31, 2020	28,876,493	28,876	1,985,407	(1,591,281)	495,002
Net income for the three months ended June 30, 2020				47,368	47,368

Balance at June 30, 2020	28,876,493	$28,876	$1,985,407	$(1,471,913)	$542,370

For the six months ended June 30, 2019:
Balance at December 31, 2018	24,200,993	24,201	1,671,988	(1,382,149)	314,040
Warrant expense			30,394		30,394
Net loss for the three months ended March 31, 2019				(75,710)	(75,710)
Balance at March 31, 2019	24,200,993	24,201	1,702,382	(1,457,859)	268,724
Shares issued for services	1,678,000	1,678	166,122		167,800
Net income for the three months ended June 30, 2019				25,308	25,308
Balance at June 30, 2019	24,200,993	$25,879	$1,868,504	$(1,432,551)	$461,832

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30, 2020		For the six months ended June 30, 2019

OPERATING ACTIVITIES
Net loss		$(75,419)	$(50,402)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense		3,307	2,923
Stock-based compensation		119,900	110,194
Write-off on deposits and acquisition of land		43,701	28,102
Write-off of note payable		-	(12,000)
Changes in operating assets and liabilities:
Accounts receivable		109,202	11,817
Loan receivable, related party		(25,965)
Contract assets		101,838	82,516
Accounts payable and accrued liabilities		(93,599)	71,149
Contract liabilities		(63,009)	(102,799)
Income taxes payable		(53,174)	25,626
Net cash provided in operating activities		66,782	167,126

INVESTING ACTIVITIES
Purchase of office equipment and vehicles		-	(19,000)
Deposits and costs coincident to acquisition of land for development		(14,816)	(30,395)
Net cash used in investing activities		(14,816)	(49,395)

FINANCING ACTIVITIES
Payments on note payable-line of credit		(15,302)	-
Payments on loans payable to related parties		-	(17,314)
Net cash used in financing activities		(15,302)	(17,314)

NET INCREASE IN CASH		36,664	100,417

CASH BALANCE, BEGINNING OF PERIOD		233,402	118,687

CASH BALANCE, END OF PERIOD		$270,066	$219,104

Supplemental Disclosures of Cash Flow Information:
Interest paid		$-	$1,470
Income taxes paid		$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation		$119,900	$-
Issuance of 1,100,000 shares of common stock for debt reduction	$		$88,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2020 and 2019

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”), which provides guidance for accounting for leases. Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. The Company adopted this standard on January 1, 2020. As a result of the adoption, the Company recorded a Right of use asset and Lease liability of $20,603 on the consolidated balance sheet.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2020	December 31, 2019

Office equipment	$5,115	$6,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(33,986)	(30,679)

Property and Equipment- net	$29,194	$33,501

Depreciation expense for the six months ended June 30, 2020 and 2019 was $ 3,307 and $ 2,923, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2020	December 31, 2019

Lacey Township, New Jersey, Pines contract:

Deposit	$-	$-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	111,833
Total Pines contract	121,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	55,518	90,146
Total Tallwoods contract	65,518	100,146

Other Deposits:
Clayton, New Jersey - 120 apartments	62,662	62,662
71 Sheridan Avenue, Waretown, New Jersey	44,438	44,438
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 77 units	78,000	78,000
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	7,726

Total	$586,429	$606,241

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2020	December 31, 2019

Loans payable to chief executive officer	$3,672	$3,672
Loans payable to GPIL (see Note 5)	518	3,118
Total	$4,190	$6,790

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

6 – Income Taxes

As of June 30, 2020 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income. For the six months ended June 30, 2020 and 2019, there was no income tax or benefit recorded.

7- Commitments and Contingencies

Construction Contracts

As of June 30, 2020, the Company was committed under 19 construction contracts outstanding with home owners with contract prices totaling $ 4,078,828, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

For the six months ended June 30, 2020 and 2019, rent expense under these leases agreements was $0 and $19,800, respectively.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of June 30, 2020, the outstanding principal balance was $146,660. Interest expense for the six months ended June 30, 2020 and 2019 was $ 10,717 and $ 1,470, respectively.

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

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2020 and 2019, selling, general and administrative expenses include $169,340 and $135,520, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended June 30, 2020 and 2019. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,500 new homes built, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family homes & subdivisions as well as a leader in coastal construction, elevation and mitigation.

The Company has been focusing recently on new single-family homes along the shore of New Jersey, both modular and site-built construction. DHDC is also working on development of new subdivisions in both Ocean and Gloucester counties, with a 70-unit townhome project scheduled to come online in Ocean County in the latter part of 2020.

In the years that have passed since Superstorm Sandy flooded over 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements. While other builders have struggled to adapt to the changing market and complex Federal, State and local regulations involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

In the first quarter of 2020, the Company signed a lease for an office in Brielle, NJ, which will better serve the Company’s growing Monmouth county market.

In addition to the New Jersey market, the Company has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral. Operations in Florida have been put on hold due to the excessive amount of new business in the New Jersey market due to the effects of the Covid-19 virus. An excessive number of buyers from north Jersey have decided to act immediately towards building 2nd homes, with immediate plans for retirement.

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of June 30, 2020 is $5,490,929.

In addition to the above projects, which are in process, the Company has also estimated an additional $6,500,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2021 and is projected to add approximately $17,000,000 to the Company’s gross sales, through its Shore Custom Homes Corp. division.

The Company has received preliminary CAFRA approval for the 68-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property has been determined to be in an area designated as a CAFRA Town Center property, which has enabled greater density. Application is currently being made before the planning board for preliminary approval.

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 120-unit apartment complex. The Company has a signed contract and has been proceeding with development approvals. The property is designated as a redevelopment property, and a redevelopment agreement is currently being negotiated with the township. Progress has been delayed due to township closures due to the Covid-19 pandemic.

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The Company is currently in contract to purchase the property. The property was previously approved for 12 duplex residential units. A contract has been signed on this property and the Company is currently in the development and approval stages. The proposed development will yield 17 townhomes. This application heard before the planning board on August 6 of 2020, and will be heard again on October 1, 2020 for finalization of preliminary approvals.

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 70 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2020 and 2019.

STATEMENTS OF OPERATIONS

Unaudited

	Six months ended June 30, 2020	Six months ended June 30, 2019

Revenue:
Construction contracts	$2,134,271	$1,543,647

Cost of construction contracts	1,677,470	1,016,978

Gross profit	456,801	526,669

Operating Expenses:
Selling, general and administrative, including stock based compensation of $119,900 and $110,194, respectively	518,196	559,052
Depreciation expense	3,307	2,923

Total operating expenses	521,503	561,975

Loss from operations	(64,702)	(35,306)

Other income (expenses):
Cancellation of debt	-	12,000
Interest expense	(10,717)	(1,470)
Total other income (expenses)	(10,717)	10,530

Net loss before income taxes	(75,419)	(24,776)
Provision for income taxes	-	(25,,626)

Net loss	$(75,419)	$(50,402)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	27,645,601	24,433,523

Results of Operations - Comparison for the six months ended June 30, 2020 and 2019.

Revenues

For the six months ended June 30, 2020 and 2019, revenues were $2,134,271 and $1,543,647, respectively. The increase in revenue of $590,624, was due to new contracts.

Cost of Sales

For the six months ended June 30, 2020 and 2019, cost of construction contracts were $1,677,470 and $1,016,978, respectively. This increase of $660,492 was due mainly to increased production.

Operating Expenses

Operating expenses decreased $40,472 from $561,975 in 2019 to $521,503 in 2020. This decrease was mainly due to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, our cash balance was $270,066 and $233,402, respectively, total assets were $1,541,702 and $1,693,629, respectively, and total current liabilities amounted to $989,030 and $1,195,740, respectively, including loans payable to related parties of $4,190 and $6,790, respectively. As of June 30, 2020 and December 31, 2019, the total stockholders’ equity was $542,370 and $497,889, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date: August 18, 2020	Dream Homes & Development Corporation

	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

