Form 10-Q
period 2020-09-30
Dream Homes & Development Corp.
filed 2020-11-23
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of November 19, 2020, was 31,586,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	UNAUDITED
ASSETS
CURRENT ASSETS
Cash	$170,915	$233,402
Accounts receivable, net of allowance for doubtful accounts ($29,838)	411,979	410,550
Loan receivable, related party	88,856	44,991
Employee advances	2,500	2,500
Contract assets	395,331	328,244
Total current assets	1,069,581	1,019,687

PROPERTY AND EQUIPMENT, net	27,526	33,501

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Right of use asset	20,603	-
Deposits and costs coincident to acquisition of land for development	655,548	606,241

Total assets	$1,807,458	$1,693,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$551,984	$738,322
Accrued interest	22,613	6,831
Contract liabilities	151,170	228,661
Lease liability	10,301	-
Income taxes payable	80,146	53,174
Note payable-line of credit	198,660	161,962
SBA-PPP Loan-	82,895	-
Loans payable to related parties	6,790	6,790
Total current liabilities	1,104,559	1,195,740

Lease liability- noncurrent portion	10,302	-

Total liabilities	1,114,861	1,195,740

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2020 and December 31, 2019, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2020 and December 31, 2019, there are 31,586,493 and 25,878,993 shares outstanding, respectively	31,586	25,879
Additional paid-in capital	2,068,397	1,868,504
Accumulated deficit	(1,407,386)	(1,396,494)

Total stockholders’ equity	692,597	497,889

Total liabilities and stockholders’ equity	$1,807,458	$1,693,629

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Revenue:
Construction contracts	$3,013,397	$2,095,417

Cost of construction contracts	1,987,896	1,399,922

Gross profit	1,025,501	695,495

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $110,194, respectively	935,446	760,954
Depreciation expense	4,975	4,576

Total operating expenses	940,421	765,530

Income (loss) from operations	85,080	(70,035)

Other income (expenses):
Cancellation of debt	-	12,000
Interest expense	(15,826)	(1,470)
Total other income (expenses)	(15,826)	10,530

Net income (loss) before income taxes	69,254	(59,505)
Provision for income taxes	80,146	15,206

Net income (loss)	$(10,892)	$(74,711)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	28,056,387	24,915,346

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended September 30, 2020	Three months ended September 30, 2019

Revenue:
Construction contracts	$879,126	$551,770

Cost of construction contracts	310,426	382,944

Gross profit	568,700	168,826

Operating Expenses:
Selling, general and administrative, including stock based compensation of $78,000 and $115,971, respectively	417,250	201,902
Depreciation expense	1,668	1,653

Total operating expenses	418,918	203,555

Income (loss) from operations	149,782	(34,729)

Other income (expenses):
Cancellation of debt		-
Interest expense	(5,109)	-
Total other income (expenses)	(5,109)	-

Net income (loss) before income taxes	144,673	(34,729)
Provision for income taxes (expense) benefit	(80,146)	10,420

Net income (loss)	$64,527	$(24,309)

Basic and diluted earnings (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	28,906,560	25,878,993

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2020 and 2019

UNAUDITED

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the nine months ended September 30, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months ended March 31, 2020	-	-	-	(122,787)	(122,787)
Balance at March 31, 2020	28,876,493	28,876	1,985,407	(1,591,281)	495,002

Net income for the three months ended June 30, 2020	-	-	-	47,368	47,368
Balance at June 30, 2020	28,876,493	28,876	1,985,407	1,471,913	542,370

Issuance of 2,600,000 restricted common shares for stock-based compensation at $.03 per share	2,600,000	2,600	75,400		78,000
Issuance of 110,000 restricted common shares for debt at $.07 per share	110,000	110	7,590		7,700
Net income for the three months ended September 30, 2020				64,527	64,527

Balance at September 30, 2020	31,586,493	$31,586	$2,068,397	$(1,407,386)	$692,597

For the nine months ended September 30, 2019:
Balance at December 31, 2018	24,200,993	24,201	1,671,988	(1,382,149)	314,040
Warrant expense			30,394		30,394
Net loss for the three months ended March 31, 2019	-	-	-	(75,710)	(75,710)
Balance at March 31, 2019	24,200,993	24,201	1,702,382	(1,457,859)	268,724

Issuance of 1,100,000 shares of common stock for debt reduction	1,100,000	1,100	108,900		110,000
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.10 per share	578,000	578	57,222		57,800
Net income for the three months ended June 30, 2019	-	-	-	25,308	25,308
Balance at June 30, 2019	25,878,993	25,879	1,868,504	(1,432,551)	461,832

Net loss for the three months ended September 30, 2019				(24,309)	(24,309)
Balance at September 30, 2019	25,878,993	$25,879	$1,868,504	$(1,456,860)	$437,523

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

OPERATING ACTIVITIES
Net loss	$(10,892)	$(74,711)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	4,975	4,576
Stock-based compensation	197,900	110,194
Write-off on deposits and acquisition of land	43,701
Write-off of note payable	-	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,429)	15,392
Loan receivable, related party	(43,865)	-
Contract assets	(67,087)	58,743
Accounts payable and accrued liabilities	(178,638)	175,646
Accrued interest	15,782	1,470
Contract liabilities	(77,491)	(198,603)
Income taxes payable	26,972	15,206
Net cash provided in operating activities	(90,072)	124,015

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(28,000)
Deposits and costs coincident to acquisition of land for development	(93,008)	(184,120)
Net cash used in investing activities	(93,008)	(212,120)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit, net of payments	37,698,	-
Proceeds from related parties		40,927
Proceeds from SBA-PPP Loan	82,895	-
Payments on loans payable to related parties	-	(17,314)
Net cash used in financing activities	120,593	23,613

NET DECREASE IN CASH	(62,487)	(64,492)

CASH BALANCE, BEGINNING OF PERIOD	233,402	118,687

CASH BALANCE, END OF PERIOD	$170,915	$54,195

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$1,470
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation	$119,900	$-
Issuance of 1,100,000 shares of common stock for debt reduction	$-	$110,000
Issuance of 110,000 shares of common stock for debt reduction	$7,700	$-
Issuance of 2,600,000 restricted common stock for compensation	$78,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2020 and 2019

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2020	December 31, 2019

Office equipment	$5,115	$6,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(35,654)	(30,679)

Property and Equipment- net	$27,526	$33,501

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $ 4,975 and $ 4,576, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2020	December 31, 2019

Lacey Township, New Jersey, Pines contract:

Deposit	$-	$-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	111,833
Total Pines contract	121,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits:
Clayton, New Jersey - 120 apartments	62,662	62,662
71 Sheridan Avenue, Waretown, New Jersey	44,438	44,438
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 77 units	112,491	78,000
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	7,726

Total	$655,548	$606,241

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

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer and is awaiting a date for a planning board hearing. Municipal scheduling has been delayed due to the Covid-19 virus. The Company is scheduled to be heard before the Berkeley Township Planning Board on October 3, 2020. The planning board awarded preliminary approvals for 17 townhome units on October 3, 2020.

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in fall of 2020, at which time improvements will commence. The Company is in discussion with several lenders to arrange an acquisition, development and construction finance facility.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2020	December 31, 2019

Loans payable to chief executive officer	$3,672	$3,672
Loans payable to GPIL (see Note 5)	3,118	3,118
Total	$6,790	$6,790

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

On September 25, 2020, the Company issued 110,000 restricted shares for debt reduction value at $7,700.

On September 30, 2020, the Company issued 2,600,000 restricted shares for compensation valued at $ 78,000.

6 – Income Taxes

As of September 30, 2020 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income. For the nine months ended September 30, 2020 and 2019, there was estimated income taxes of $ 80,146 and $ 15,206 recorded.

7- Commitments and Contingencies

Construction Contracts

As of September 30, 2020, the Company was committed under 23 construction contracts outstanding with home owners with contract prices totaling $ 7,520,018, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

For the nine months ended September 31, 2020 and 2019, rent expense under these leases agreements was $0 and $19,800, respectively.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of September 30, 2020, the outstanding principal balance was $198,660. Interest expense for the nine months ended September 30, 2020 and 2019 was $ 15,826 and $ 1,470, respectively.

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

11 – Subsequent Events

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the nine months ended September 30, 2020 and 2019. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of September 30, 2020 is $5,490,929.

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

Properties currently under contract to purchase and in the development stage

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area. This acquisition was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2021 and is projected to add approximately $17,000,000 to the Company’s gross sales.

The Company has received preliminary CAFRA approval for the 68-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property has been determined to be in an area designated as a CAFRA Town Center property, which has enabled greater density. Application is currently being made before the planning board for preliminary approval and it is expected that the Company will be heard for preliminary and final approval in January of 2021.

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

On May 11, 2018, the Company received back a signed letter of intent to purchase 2.3 acres of property in Berkeley Township, NJ. The Company is currently in contract to purchase the property. The property was previously approved for 12 duplex residential units. A contract has been signed on this property and the Company is currently in the development and approval stages. The proposed development will yield 17 townhomes. This application heard before the planning board on August 6 of 2020, The planning board awarded preliminary approvals for 17 townhome units on October 3, 2020.

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 70 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and is scheduled for an additional virtual meeting on November 17, 2020.

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

The Nearly Famous Rebuilding Seminar is held at various times throughout the year, and is a powerful educational tool for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects.

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations.

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2020 and 2019.

STATEMENTS OF OPERATIONS

Unaudited

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Revenue:
Construction contracts	$3,013,397	$2,095,417

Cost of construction contracts	1,987,896	1,399,922

Gross profit	1,025,501	695,495

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $110,194, respectively	935,446	760,954
Depreciation expense	4,975	4,576

Total operating expenses	940,421	765,530

Income (loss) from operations	85,080	(70,035)

Other income (expenses):
Cancellation of debt	-	12,000
Interest expense	(15,826)	(1,470)
Total other income (expenses)	(15,826)	10,530

Net income (loss) before income taxes	69,254	(59,505)
Provision for income taxes	80,146	15,206

Net income (loss)	$(10,892)	$(74,711)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	28,056,387	24,915,346

Results of Operations - Comparison for the nine months ended September 30, 2020 and 2019.

Revenues

For the nine months ended September 30, 2020 and 2019, revenues were $3,013,397 and $2,095,417, respectively. The increase in revenue of $917,980, was due to new contracts.

Cost of Sales

For the nine months ended September 30, 2020 and 2019, cost of construction contracts were $1,987,896 and $1,399,922, respectively. This increase of $ 587,974 was due mainly to increased production.

Operating Expenses

Operating expenses increased $174,891 from $765,530 in 2019 to $940,421 in 2020. This increase was mainly due to the stock-based compensation of $197,900 as compared to $ 110,194 in 2019.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, our cash balance was $170,915 and $233,402, respectively, total assets were $1,807,458 and $1,693,629, respectively, and total current liabilities amounted to $1,104,559 and $1,195,740, respectively, including loans payable to related parties of $6,790 and $6,790, respectively. As of September 30, 2020 and December 31, 2019, the total stockholders’ equity was $692,897 and $497,889, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Date:	Dream Homes & Development Corporation
November 23, 2020
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

