Form 10-K
period 2020-12-31
Dream Homes & Development Corp.
filed 2021-04-15
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Explanatory note: This Form 10K is unaudited. The Company expects to file an audited filing within the next 14 days.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2021

Common Stock, par value $0.001	34,684,493

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

PART I

Item 1. Business

Overview

Building on a history of over 1,500 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builders” for homeowners whose projects have been abandoned by others who have struggled to adapt to the changing market and complex Federal, State and local regulations. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 30,000 homeowners along the New Jersey coastline to elevate their existing homes, or demolish and build new homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

In addition to the New Jersey market, the Company has become licensed in Florida to pursue recent opportunities for elevation, restoration, renovation and new construction brought about by the damage caused by recent hurricanes. Initial markets to be targeted are located primarily in the southwest portion of the state, between Naples and Cape Coral. Operations in Florida have been put on hold due to the excessive amount of new business in the New Jersey market due to the effects of the Covid-19 virus. An excessive number of buyers from north Jersey and the New York metropolitan area have decided to act immediately towards building 2nd homes, with immediate plans for retirement.

Recognizing the growing preference for modular homes, DHDC purchased the assets of Premier Modular Homes, which has operated successfully in southern Ocean County for over 25 years. The Company also opened a modular showroom and design center in Little Egg Harbor, which allows much stronger coverage of the Long Beach Island market.

In the first quarter of 2020, the Company signed a lease for an office in Brielle, NJ, which will better serve the Company’s growing Monmouth county market. Since opening this office, the Company has signed 8 contracts for new homes in the southern Monmouth county area.

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2020 is $6,024,890.

In addition to the existing elevation, renovation and new home projects currently in process, Dream has also estimated an additional $5,800,000 worth of residential construction projects and currently has over 500 active prospects to its data base. All of these prospects are prime candidates new stick and modular homes, elevations and rebuilding projects.

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

The Nearly Famous Rebuilding Seminar is held at various times throughout the year and is a powerful educational tool for homeowners who need of rebuilding or renovations. This seminar has been presented steadily since early 2013, and is designed to educate and assist homeowners in deciphering the confusion about planning and executing complex residential construction projects.

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

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently owns 17.9% of the Company. DHL provides payroll services that includes the 2 officers of the Company, as well as certain employees and allocates payroll proportionately as required.

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2020, the Company has not entered into any employment or consulting agreements.

The management team, which consists of the present officers of the corporation as well as others who are considered key personnel, is as follows:

Vincent Simonelli, President, CEO, Chairman

Rich Pezzullo, Director

Valerie Jones, Senior VP and Board Secretary

Louis A. Obsuth, VP Sales

Mark Sampson, Regional Construction Supervisor

Dave Shaheen, Esq., General Counsel, Real Estate

Christopher Dieterich, Esq., Director, Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Chairman and President: Dream Homes & Development Corp.’s senior manager and principal, Vincent C. Simonelli, has over 28 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corporation. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 1700 residential dwellings. Mr. Simonelli’s knowledge of the developmental and approval process throughout New Jersey makes him qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

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

Louis A. Obsuth, VP Sales: Lou A. Obsuth is a retired Passaic County detective, a Point Pleasant resident for over 20 years and successfully ran Jersey Proud Modular Homes in Point Pleasant through 2017. Lou has extensive experience in modular and elevation construction, general sales and marketing skills, and heads the Company’s Modular Division.

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

Facilities

The Company currently occupies a 2,000 square foot office space at 314 S. Main Street in Forked River, NJ which is rented for $2,500 per month, on a net, net basis.

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

As of December 31, 2020, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

As of December 31, 2020, there were 31,664,493 shares of common stock issued and outstanding held by approximately 66 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2019	December 31, 2018

Statements of Income:
Revenue	$3,166,165	$3,103,031
Gross profit	785,103	1,012,045
Income (loss) from operations	(197,419)	15,605
Net loss	$(203,736)	$(14,345)
Basic and diluted income (loss) per common share	$(.01)	$(.00)
Balance Sheet Data:
Cash	$55,519	$233,402
Total assets	1,374,586	1,693,629
Total liabilities	869,672	1,195,740
Total Stockholders’ equity	$504,914	$497,889

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

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2020 is $6,024,890.

In addition to the above projects, which are in process, the Company has also estimated an additional $5,800,000 worth of residential construction projects and added over 200 active prospects to its data base. All of these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding and new home projects.

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

The Company opened an office in Brielle in April of 2020, and it has enabled the Company to more effectively serve the northern Ocean, Monmouth and Middlesex County markets, as well as to increase market share in the beach communities in the modular and stick built home markets.

With this latest acquisition of Premier Modular and the Company’s main office location in Forked River, the Company has positioned itself to well serve a significant portion of the entire coastal region, from southern Ocean County north to Middlesex County.

Properties currently under contract to purchase and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed in October of 2019 to acquire 70 townhouse lots in Ocean County, NJ. This property is approved and unimproved. The project is slated to begin in the spring of 2021 and has a retail value of $17 million. It is anticipated that this property will close in spring of 2021 and site work and construction will begin immediately. The Company is in discussion with several lenders to arrange an acquisition, development and construction finance facility. Sales will accrete to 2021, 2022 & 2023 income. Funding for land only has been secured.

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2021 and is projected to add approximately $17,000,000 to the Company’s gross sales.

The Company has received preliminary CAFRA approval for the 68-unit townhouse development. A planning board hearing for preliminary and final site plan and subdivision approval occurred on December 11, 2017, which produced input and comments from the Planning Board as well as surrounding homeowners. Currently, the property has been determined to be in an area designated as a CAFRA Town Center property, which has enabled greater density. Application is currently being made before the planning board for preliminary and final approval and it is scheduled to be heard for preliminary and final approval on April 19th of 2021.

As of February 26, 2021, financing has been secured to purchase the land upon municipal approvals being granted.

Dream Homes Apartments

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 112-unit apartment complex, with 8000 square feet of retail space. The Company has a signed contract and has been proceeding with development approvals. The property is designated as a redevelopment property, and a redevelopment agreement is currently being negotiated with the township. Progress has been delayed due to township closures due to the Covid-19 pandemic.

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

Louis Avenue – Bayville, NJ – Property being developed

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

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting on November 17, 2020.

Application is being made currently for preliminary site plan approval and should be heard in May or June of 2021.

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots (1 lot has been sold) in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. The Company intends to begin construction as buyer’s are secured and the homes are projected to sell in the $350,000 - $375,000 range.

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

Properties on hold due to delay in approvals, environmental concerns or other reasons

Berkeley Township, New Jersey, “Dream Homes at Tallwoods”, Contract

On March 1, 2017, the Company acquired from DHL rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (the “Tallwoods Contract or Dream Homes at Tallwoods”) for 71,429 restricted shares of Company common stock (issued in April 2017).

Since the transaction had not occurred for at least a portion of the Property within 12 months of the completion of the Due Diligence Period, as well as two 6-month extensions, the seller chose to terminate the contract. Though the Company retained the right to waive any remaining development contingencies and proceed to close on the property, it was determined by senior management that the risk of acquiring an unapproved property was not acceptable.

Glassboro Township, New Jersey – Robin’s Nest Solar Farm

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

These new developments with signed letters of intent, as well as the four developments that we have under contract and in development represent over $108 million in new home construction projects in the near future. This work will occur over the next 3-4 years and is in addition to the elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Modular Design Center in Little Egg Harbor has also led to an increase in modular traffic and sales, as well as facilitated and increased client selections throughout our entire region.

For the 4th year in a row, the Company was again awarded the Ocean County Reader’s Choice Best of the Best for 2020 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which caused significant new awareness and interest from the public. This has led to increased showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

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

Additionally, the Company has developed referral networks with 3 major modular manufacturing companies, from which a dependable and steady stream of leads and prospects has been received over the last 6-month period. Based on these associations, as well as the recent acquisition of the Premier Modular Homes assets and location, it is anticipated that the Custom Modular segment of the business will enjoy significant growth for the foreseeable future.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Revenue:
Construction contracts	$3,166,165	$3,103,011

Cost of construction contracts	2,381,062	2,090,966

Gross profit	785,103	1,012,045

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $88,194, respectively	974,077	990,210
Depreciation expense	8,445	6,230

Total operating expenses	982,522	996,440

Income (loss) from operations	(197,419)	15,605

Other income (expenses):
Cancellation of debt	-	10,000
Interest expense	(6,317)	(8,301
Total other income (expenses)	(6,317)	1,699

Net income (loss) before income taxes	(203,736)	17,304
Provision for income taxes	-	31,649

Net loss	$(203,736)	$(14,345)

Results of Operations - Comparison for the years ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and December 31, 2019, net revenues were $3,166,165 as compared to $3,103,011 for the year ended December 31, 2019. This increase in net revenues of $63,154 was the result of increased production. As of December 31, 2020 and 2019, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2020 and December 31, 2019, cost of construction contracts and sales were $2,381,062 as compared to $2,090,966. This increase in cost of construction contracts and sales was the result of increased production.

Operating Expenses

Operating expenses decreased $13,918 from $996,440 in 2019 to $982,522 in 2020. The decrease was primarily due to termination of stock based compensation other general and administrative expenses.

Major selling, general and administrative expenses for the year ended December 31, 2020 of $974,077 include salary expense of $431,411, office expenses of $6,550, professional fees of $32,342, vehicle expenses of $ 28,117, advertising expenses of $ 9,167, stock based compensation of $197,900, sales commissions expense of $ 19,419, insurance expense of $ 67,136, and rent expense of $ 49,520.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, our cash balance was $55,519 and $233,402, respectively, total assets were $1,374,586 and $1,693,629, respectively, and total current liabilities amounted to $869,672 and $1,195,740, respectively, including loans payable to related parties of $3,671 and $6,790, respectively. As of December 31, 2020 and 2019, the total stockholders’ equity was $504,914 and $497,889, respectively.

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

Item 8. Financial Statements and Supplementary Data

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$55,519	$233,402
Accounts receivable, net of allowance for doubtful accounts ($29,838)	311,672	410,550
Loan receivable, related party	102,460	44,991
Employee advances	2,705	2,500
Costs and estimated earnings in excess of billings	64,143	328,244
Total current assets	536,499	1,019,687

PROPERTY AND EQUIPMENT, net	24,056	33,501

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	779,831	606,241

Total assets	$1,374,586	$1,693,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$332,267	$738,322
Accrued interest	13,104	6,831
Billings in excess of costs and estimated earnings	187,576	228,661
Income taxes payable	-	53,174
Note payable-line of credit	250,159	161,962
Loans payable-PPP	82,895	-
Loans payable to related parties	3,671	6,790
Total current liabilities	869,672	1,195,740

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2020 and 2019, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2020 and 2019, there are 31,664,493 and 25,878,993 shares outstanding, respectively	31,664	25,879
Additional paid-in capital	2,073,480	1,868,504
Accumulated deficit	(1,600,230)	(1,396,494)

Total stockholders’ equity	504,914	497,889

Total liabilities and stockholders’ equity	$1,374,586	$1,693,629

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Revenue:
Construction contracts	$3,166,165	$3,103,011

Cost of construction contracts	2,381,062	2,090,966

Gross profit	785,103	1,012,045

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $88,194, respectively	974,077	990,210
Depreciation expense	8,445	6,230

Total operating expenses	982,522	996,440

Income (loss) from operations	(197,419)	15,605

Other income (expenses):
Cancellation of debt	-	10,000
Interest expense	(6,317)	(8,301)
Total other income (expenses)	(6,317)	1,699

Net income (loss) before income taxes	(203,736)	17,304
Provision for income taxes	-	31,649

Net loss	$(203,736)	$(14,345)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding-basic and diluted	31,664,493	25,291,258

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	24,200,993	$24,201	$1,671,988	$(1,382,149)	$314,040
Expense relating to stock warrants			30,394		30,394
Issuance of 58,000 restricted common shares for consulting services at $.08 per share	58,000	58	5,742		5,800
Issuance of 520,00 restricted common shares for stock-based compensation at $.10 per share	520,000	520	51,480		52,000
Issuance of 1,000,000 restricted common shares for debt reduction to Chief Executive Officer at $.10 per share	1,000,000	1,000	99,000		100,000
Issuance of 100,000 restricted common shares for debt reduction at $.10 per share	100,000	100	9,900		10,000
Net loss for the year ended December 31, 2019				(14,345)	(14,345)
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889

Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,904		119,901
Issuance of 2,600,000 restricted common shares for stock-based compensation at $.03 per share	2,600,000	2,600	75,400		78,000
Issuance of 110,000 restricted common shares for debt at $.07 per share	110,000	110	7,590		7,700
Issuance of 48,000 restricted common shares for debt at $.07 per share	48,000	48	3,312		3,360
Issuance of 30,000 restricted common shares for debt at $.06 per share	30,000	30	1,770		1,800
Net loss for the year ended December 31, 2020				(203,736)	(203,736)

Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the year ended December 31, 2019

OPERATING ACTIVITIES
Net loss	$(203,736)	$(14,345)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Amortization of debt discounts
Depreciation expense	8,445	6,230
Stock-based compensation	197,900	88,194
Write-off of note payable	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	98,878	(61,332)
Loan receivable, related party	(57,469)	(44,991)
Employee advances	(205)	(2,500)
Costs and estimated earnings in excess of billings	264,101	(222,397)
Accounts payable and accrued liabilities	(399,782)	482,066
Billings in excess of costs and estimated earnings	(41,085)	(25,547)
Income taxes payable	(53,174)	31,649
Net cash provided (used) in operating activities	(186,127)	227,027

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(1,000)	(29,000)
Deposits and costs coincident to acquisition of land for development	(173,590)	(245,274)
Net used in investing activities	(174,590)	(274,274)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit, net	88,197	161,962
Proceeds from loans payable to related parties, net	11,742	-
Proceeds from loans payable-PPP	82,895	-
Net cash provided by financing activities	182,834	161,962

NET INCREASE (DECREASE) IN CASH	(177,883)	114,715

CASH BALANCE, BEGINNING OF PERIOD	233,402	118,687

CASH BALANCE, END OF PERIOD	$55,519	$233,402

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 1,100,000 restricted common stock for debt reduction	$-	$100,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with 4 new developments totaling 267 units in title, or under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2020	December 31, 2019

Office equipment	$5,115	$6,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(39,124)	(30,679)

Property and Equipment- net	$24,056	$33,501

Depreciation expense for the years ended December 31, 2020 and 2019 was $8,445 and $6,230, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2020	December 31, 2019

Lacey Township, New Jersey, Pines contract:

Deposit	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	111,833
Total Pines contract	121,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other deposits:
Clayton, New Jersey - 112 apartments	62,662	62,662
71 Sheridan Avenue, Waretown, New Jersey	0	44,438
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	78,000
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	69,263	7,726

Total	$779,831	$606,241

Properties currently under contract to purchase and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in the spring of 2021, at which time site improvements will commence. Sales will accrete to 2021, 2022 & 2023 income. The Company is in discussion with several lenders to arrange an acquisition, development and construction finance facility. Funding for land only has been secured.

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in 2021 and is projected to add approximately $17,000,000 to the Company’s gross sales.

All costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction are the Company’s responsibility.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DEP. Application for this permit was made in April 2017. As of this date, the CAFRA application has been put on hold pending a determination if the township will be approved by the State of New Jersey for a CAFRA Town Center designation. A Lacey Township Planning Board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting is scheduled to be heard for preliminary and final approval on April 19th of 2021.

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

As of February 26, 2021, financing has been secured to purchase the land upon municipal approvals being granted.

Dream Homes Apartments

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 112-unit apartment complex, with 8000 square feet of retail space. The Company has a signed contract and has been proceeding with development approvals. The property is designated as a redevelopment property, and a redevelopment agreement is currently being negotiated with the township. Progress has been delayed due to township closures due to the Covid-19 pandemic.

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer and is awaiting a date for a planning board hearing. Municipal scheduling has been delayed due to the Covid-19 virus. The Company was heard before the Berkeley Township Planning Board on October 3, 2020. The planning board awarded preliminary approvals for 17 townhome units on October 3, 2020. Application is being prepared for final approvals. The Company is scheduled to acquire the property in July of 2021.

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and is scheduled for an additional virtual meeting on November 17, 2020.

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots (1 lot has been sold) in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. The Company intends to begin construction as buyer’s are secured and the homes are projected to sell in the $350,000 - $375,000 range.

Properties on hold due to delay in approvals, environmental concerns or other reasons

Berkeley Township, New Jersey, “Dream Homes at Tallwoods”, Contract

On March 1, 2017, the Company acquired from DHL rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (the “Tallwoods Contract or Dream Homes at Tallwoods”) for 71,429 restricted shares of Company common stock (issued in April 2017).

Since the transaction had not occurred for at least a portion of the Property within 12 months of the completion of the Due Diligence Period, as well as two 6-month extensions, the seller chose to terminate the contract. Though the Company retained the right to waive any remaining development contingencies and proceed to close on the property, it was determined by senior management that the risk of acquiring an unapproved property was not acceptable.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2020	December 31, 2019

Loans payable to chief executive officer	$3,671	$3,671
Loans payable to GPIL	-	3,119
Total	$3,671	$6,790

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

On October 28, 2020, the Company issued 48,000 restricted shares for compensation valued at $ 3.360.

On November 10, 2020, the Company issued 30,000 restricted shares for compensation valued at $ 1,800.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Year ended December 31, 2020	Year ended December 31, 2019

Expected tax at 21%	$(42,785)	$3,634
State income taxes, net of federal income tax benefit	(18,336)	1,557
Non-deductible stock-based compensation	41,559	26,458
Other	-	-
Change in valuation allowance/NOL carryforward	19,562	-
Provision for (benefit from) income taxes	$-	$31,649

7- Commitments and Contingencies

Construction Contracts

As of December 31, 2020, the Company was committed under 17 construction contracts outstanding with home owners and investors with contract prices totaling $ 6,024,890, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

On May 8, 2017, DHDC executed an Employment Agreement with a Sales Manager. The original term of the agreement was from May 8, 2017 to May 8, 2019 and was renewable thereafter at 1-year intervals based on certain sales targets. That agreement has been renewed and is currently in force. The agreement provides for compensation based on sales.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of 12/31/20, the outstanding principal balance was $250,159.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 31, 2020 and 2019, selling, general and administrative expenses include $357,250 and $496,197, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $ 75,400 and $78,000, respectively, salary paid to the Company’s Chief Executive Officer and $ 63,350 and $57,600, respectively salary paid to the Company’s Secretary and Senior VP. At December 31, 2020 and 2019, accounts payable and accrued expenses include $0 and $3,000, respectively, due DHL for unpaid payroll reimbursement.

9 - Stock Warrants

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

10 – Subsequent Events

On February 26, 2021, the Company took title to a 112 - unit apartment property, with 8000 square feet of retail, located in southern New Jersey. This acquisition was made via an assemblage of 3 parcels of land.

During the 1st quarter of 2021, the following stock issuances were authorized by the Company.

On January 16, 2021, the Company issued 100,000 restricted shares for compensation valued at $ 4,000.

On February 3, 2021, the Company issued 2,640,000 restricted shares for compensation valued at $ 105,600.

On March 18, 2021, the Company issued 280,000 restricted shares for compensation valued at $ 14,000.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	55	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Christopher Dietrich, Esq.	73	SEC Council, Director

Richard Pezzullo	62	Director

Valerie Jones	49	Senior Vice-president, Board Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2020	$75,400	-0-	$		-0-	-0-	-0-	-0-	$
President, CEO	2019	$78,000	-0-		$155,000	$-0-	-0-	-0-	-0-		$233,000
and Treasurer

Valerie Jones	2020	$63,350	-0-	$		-0-	-0-	-0-	-0-
Secretary	2019	$57,600	-0-		$30,000	$18,127	-0-	-0-	-0-		$88,600

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 11.74% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2020 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	16,549,571 shares of common stock (1)	52.34%

Common Stock	Valerie Jones Secretary	1,180,000 shares of common stock	1.67%

Common Stock	Richard Pezzullo Director	368,000 shares of common stock	.81%

Common Stock	Athena. Monahan*	3,000,0000 shares of common stock	11.59%

Common Stock	Roger L. Fidler Esq.	1,650,000 shares of common stock	6.37%

All officers and directors (3 persons)		18,097,571 shares of common stock	57.15%

The percent of class is based on 31,664,493 shares of common stock issued and outstanding as of December 31, 2020.

(1) Includes 4,049,996 shares owned by Dream Homes Ltd. (DHL) and 2,265,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Monahan, her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2020 and 2019, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2020	2019
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 15, 2021	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

