Form 10-K/A
period 2020-12-31
Dream Homes & Development Corp.
filed 2021-04-19
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020 of Dream Homes & Development Corp. (the “Company”) filed with the Securities and Exchange Commission on April 15, 2021 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

Dream Homes & Development Corporation

Dated: April 19, 2021	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer