Form 10-Q
period 2021-03-31
Dream Homes & Development Corp.
filed 2021-05-24
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock, as of May 24, 2021, was 34,494,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$350,202	$55,519
Accounts receivable, net of allowance for doubtful accounts ($29,838)	352,244	311,672
Loan receivable, related party	87,961	102,460
Employee advances	2,705	2,705
Mortgage receivable	25,000	-
Contract assets	90,716	64,143
Total current assets	908,828	536,499

PROPERTY AND EQUIPMENT, net	22,367	24,056

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	649,798	779,831

Total assets	$1,615,193	$1,374,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$238,284	$332,267
Accrued interest	22,439	13,104
Contract liabilities	295,926	187,576
Note payable-line of credit	372,160	250,159
SBA-PPP Loan-	82,895	82,895
Loans payable-other	100,000	-
Loans payable to related parties	3,671	3,671
Total current liabilities	1,115,375	860,672

Total liabilities	1,115,375	860,672

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2021 and December 31, 2020, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2021 and December 31, 2020, there are 34,494,493 and 31,664,493 shares outstanding, respectively	34,494	31,664
Additional paid-in capital	2,183,850	2,073,480
Accumulated deficit	(1,718,526)	(1,600,230)

Total stockholders’ equity	499,818	504,914

Total liabilities and stockholders’ equity	$1,615,193	$1,374,586

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$679,147	$1,127,584

Cost of construction contracts	514,490	932,194

Gross profit	164,657	195,390

Operating Expenses:
Selling, general and administrative, including stock based compensation of $113,200 and $119,900, respectively	271,929	310,252
Depreciation expense	1,689	1,653

Total operating expenses	273,618	311,905

Income (loss) from operations	(108,961)	(116,515)

Other income (expenses):
Interest expense	(9,335)	(6,272)
Total other income (expenses)	(9,335)	(6,272)

Net income (loss) before income taxes	(118,296)	(122,787)
Provision for income taxes

Net income (loss)	$(118,296)	$(122,787)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	33,180,430	26,414,708

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the three months ended March 31, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months ended March 31, 2020	-	-	-	(122,787)	(122,787)
Balance at March 31, 2020	28,876,493	$28,876	$1,985,407	$(1,519,281)	$495,002
For the three months ended March 31, 2021:
Balance at December 31, 2020	31,664,493	31,664	2,073,480	(1,600,230)	504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021				(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(118,296)	$(122,787)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	1,689	1,653
Sale of property held for development	130,034	-
Stock-based compensation	113,200	119,900
Changes in operating assets and liabilities:
Accounts receivable	(40,572)	16,672
Mortgage receivable	(25,000)	-
Loan receivable, related party	14,499	(24,000)
Contract assets	(26,573)	159,689
Accounts payable and accrued liabilities	(93,983)	(96,747)
Accrued interest	9,335
Contract liabilities	108,350	(25,016)
Income taxes payable	-	(53,174)
Net cash provided in operating activities	72,683	(23,810)

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	-	(14,816)
Net cash used in investing activities	-	(14,816)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit, net of payments	122,000	(15,302)
Proceeds from loans other	100,000	-
Net cash used in financing activities	222,000	(15,302)

NET INCREASE (DECREASE) IN CASH	294,683	(53,928)

CASH BALANCE, BEGINNING OF PERIOD	55,519	233,402

CASH BALANCE, END OF PERIOD	$350,202	$179,474

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation	$-	$119,900
Issuance of 2,830,000 restricted common stock for compensation	$113,200	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2021 and 2020

(Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the nine years that have passed since Superstorm Sandy flooded 30,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with 5 new developments totaling 265 units under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

Principles of Consolidation

The consolidated financial statements include the accounts of DHDC and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2021	December 31, 2020

Office equipment	$5,115	$5,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(40,813)	(39,124)

Property and Equipment- net	$22,367	$24,056

Depreciation expense for the three months ended March 31, 2021 and 2020 was $ 1,689 and $ 1,653, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2021	December 31, 2020

Lacey Township, New Jersey, Pines contract:

Deposit	$-	$-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	111,833	111,833
Total Pines contract	121,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits:
Clayton, New Jersey - 120 apartments	101,350	62,662
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	20,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	112,491
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	191,263

Total	$649,798	$779,831

Properties currently under contract to purchase and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in mid to late June 2021, at which time site improvements will commence. Sales will accrete to 2021, 2022 & 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility. Funding for land only has been secured at this time. Closing for this property is scheduled for mid to late June 2021.

Lacey Township, New Jersey, “Dream Homes at the Pines”, Contract

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in late 2021 and will accrete to 2022 sales.

All costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction are the Company’s responsibility.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, along with a check for $36,750 payable to the NJ DEP. Application for this permit was made in April 2017. As of this date, the CAFRA application has been put on hold pending a determination if the township will be approved by the State of New Jersey for a CAFRA Town Center designation. A Lacey Township Planning Board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting was heard for preliminary and final approval on April 19th of 2021. Preliminary approval was granted.

It is anticipated that complete development approvals will cost approximately $20,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $1,900,000.

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

Louis Avenue – Bayville, NJ – Property being developed

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer. Municipal scheduling has been delayed due to the Covid-19 virus. The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.. Application is being prepared for final approvals. The Company is scheduled to acquire the property in July of 2021.

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting was conducted on November 17, 2020.

The application for a use variance is being heard on May 24, 2021.

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots (1 lot has been sold) in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. The Company intends to begin construction as buyers are secured and the homes are projected to sell in the $350,000 - $375,000 range.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2021	December 31, 2020

Loans payable to chief executive officer	$3,671	$3,671
Total	$3,671	$3,671

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

On February 11, 2021, the Company issued 2,830,000 restricted shares for compensation valued at $ 113,200.

6 – Income Taxes

As of March 31, 2021 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of March 31, 2021, the Company was committed under 23 construction contracts outstanding with contract prices totaling $ 7,520,018, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of March 31, 2021, the outstanding principal balance was $ 372,160. Interest expense for the three months ended March 31, 2021 and 2020 was $ 9,335 and $ 6,272, respectively.

8. Related Party Transactions

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid monthly rent of $2,500 for this office space.

9 - Stock Warrants

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

10 – Subsequent Events

Private Placement

On May 7, 2021, the Company released a Private Placement Memorandum, which consists of an equity and debt offering for up to $1,000,000 in new capital. This capital will be utilized for acquisition and development of several of the properties the Company has under contract. The offering is comprised of Units for sale as well as convertible debt. Each Unit is priced at $.20 per common share and includes 1 warrant to purchase an additional share of common stock for $.30 within 3 years of the date of Unit purchase. The convertible debt is offered at an 8% coupon, paid quarterly, has a maturity of 3 years and is convertible at $.75 per share. The offering is scheduled to close on November 7, 2021.

Other subsequent events have been detailed in respective categories herein.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2021 and 2020. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 1,600 new homes built, and over 400 elevation/renovations, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family homes & subdivisions as well as a leader in coastal construction, elevation and mitigation.

The Company has been focusing recently on new single-family homes along the shore of New Jersey, both modular and site-built construction. DHDC is also working on development of new subdivisions in both Ocean and Gloucester counties.

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of March 31, 2021 is $5,490,929.

In addition to the above projects, which are in process, the Company has also estimated an additional $6,500,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects.

In addition to the projects which the Company currently has under contract for elevation, renovation, new construction and development, there are a number of parcels of land which the Company has the ability to secure, whether through land contract or other types of options. These parcels represent additional opportunities for development and construction potential.

Properties currently under contract to purchase and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in the spring of 2021, at which time site improvements will commence. Sales will accrete to 2021, 2022 & 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility. Funding for land only has been secured at this time. Closing for this property is scheduled for mid to late June 2021. Infrastructure and construction will occur shortly thereafter.

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

It is anticipated that complete development approvals will cost approximately $50,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to acquire and make this property ready for home construction is approximately $1,900,000.

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

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting on November 17, 2020. A planning board hearing for a use variance is scheduled for May 24, 2021.

Little Egg Harbor Township, New Jersey, “Dream Homes at Radio Road”, Contract

On March 14, 2018, the Company signed a contract to purchase 4 improved lots (1 lot has been sold) in Little Egg Harbor Township, NJ (the “Dream Homes at Radio Road”) for a total of $260,000. The Contract between the Company and the seller of the land provides for a $65,000 per lot purchase price with closing occurring on a rolling basis, as each house is built and sold. The Company intends to begin construction as buyers are secured and the homes are projected to sell in the $350,000 - $375,000 range.

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

The Company was awarded the Ocean County Best of the Best Awards for 2017, 2018, 2019 & 2020 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which has caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the company and is becoming increasingly well known to homeowners in need of new homes, elevation & renovation work. The management team has never failed to complete a project in over 28 years in the industry.

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business, until it represents 50% - 70% of our entire revenue stream, from the current level of 20%. New home development has a much greater scalability and growth potential than elevation/renovation work. Though the Company has enjoyed steady growth in the renovation/elevation portion of the company the new homes division continues to represent a greater percentage of total revenue. By the end of 2021, new home construction and development should represent over 70% of revenue.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2021 and 2020.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$679,147	$1,127,584

Cost of construction contracts	514,490	932,194

Gross profit	164,657	195,390

Operating Expenses:
Selling, general and administrative, including stock based compensation of $113,200 and $119,900, respectively	271,929	310,252
Depreciation expense	1,689	1,653

Total operating expenses	273,618	311,905

Income (loss) from operations	(108,961)	(116,515

Other income (expenses):
Interest expense	(9,335)	(6,272
Total other income (expenses)	(9,335)	(6,272

Net income (loss) before income taxes	(118,296)	(122,787
Provision for income taxes

Net income (loss)	$(118,296)	$(122,787

Basic and diluted income (loss) per common share	$(.00)	$(.00

Weighted average common shares outstanding-basic and diluted	33,180,430	26,414,708

Results of Operations - Comparison for the three months ended March 31, 2021 and 2020.

Revenues

For the three months ended March 31, 2021 and 2020, revenues were $679,147 and $1,127,584, respectively. The decrease in revenue of $448,437, was due to weather conditions and contractor help.

Cost of Sales

For the three months ended March 31, 2021 and 2020, cost of construction contracts were $514,490 and $932,194, respectively. This decrease of $ 417,704 was due mainly to decreased production.

Operating Expenses

Operating expenses decreased $38,323 from $310,252 in 2020 to $271,929 in 2021. This decrease was mainly due to production decrease.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, our cash balance was $350,202 and $55,519, respectively, total assets were $1,615,193 and $1,374,586, respectively, and total current liabilities amounted to $1,115,375 and $860,672, respectively, including loans payable to related parties of $3,671 and $3,671, respectively. As of March 31, 2021 and December 31, 2020, the total stockholders’ equity was $499,818 and $504,914, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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
May 24, 2021
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

