Form 10-Q
period 2021-06-30
Dream Homes & Development Corp.
filed 2021-08-23
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of June 30, 2021, was 34,494,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$320,959	$55,519
Accounts receivable, net of allowance for doubtful accounts ($29,838)	340,775	311,672
Loan receivable, related party	96,456	102,460
Employee advances	2,705	2,705
Mortgage receivable	25,000	-
Contract assets	239,898	64,143
Total current assets	1,025,793	536,499

PROPERTY AND EQUIPMENT, net	20,678	24,056

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,480,470	779,831

Total assets	$7,561,141	$1,374,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$495,970	$332,267
Accrued interest	34,439	13,104
Deposits held	6,001	-
Contract liabilities	295,576	187,576
Note payable-line of credit	893,160	250,159
SBA-PPP Loan	-	82,895
Mortgages payable	3,238,563	-
Note payable-bank	20,845
Loans payable-other	15,500	-
Loans payable-related party	292,895	3,671
Total current liabilities	5,292,949	860,672

Mortgages payable-long-term	1,725,000	-
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2021 and December 31, 2020, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2021 and December 31, 2020, there are 34,494,493 and 31,664,493 shares outstanding, respectively	34,494	31,664
Additional paid-in capital	2,183,850	2,073,480
Accumulated deficit	(1,675,152)	(1,600,230)

Total stockholders’ equity	543,192	504,914

Total liabilities and stockholders’ equity	$7,561,141	$1,374,586

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,479,192	$1,006,687

Cost of construction contracts	1,237,059	745,276

Gross profit	242,133	261,411

Operating Expenses:
Selling, general and administrative, including stock based compensation of $113,200 and $0, respectively	185,070	207,944
Depreciation expense	1,689	1,654

Total operating expenses	186,759	209,598

Income from operations	55,374	51,813

Other income (expenses):
Interest expense	(12,000)	(4,445)
Total other income (expenses)	(12,000)	(4,445)

Net income before income taxes	43,374	47,368
Provision for income taxes

Net income	$43,374	$47,368

Basic and diluted income per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	34,494,493	28,876,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$2,158,339	$2,134,271

Cost of construction contracts	1,751,549	1,677,470

Gross profit	406,790	456,801

Operating Expenses:
Selling, general and administrative, including stock based compensation of $113,200 and $119,900, respectively	456,999	518,196
Depreciation expense	3,378	3,307

Total operating expenses	460,377	521,503

Income (loss) from operations	(53,587)	(64,702)

Other income (expenses):
Interest expense	(21,335)	(10,717)
Total other income (expenses)	(21,335)	(10,717)

Net income (loss) before income taxes	(74,922)	(75,419)
Provision for income taxes

Net income (loss)	$(74,922)	$(75,419)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	33,837,461	27,645,601

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2021 and 2020

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months March 31, 2020	-	-	-	(122,787)	(122,787)
Balance at March 31, 2020	28,876,493	$28,876	$1,985,407	$(1,519,281)	$495,002
Net income for the three months ended June 30, 2020	-			47,368	47,368
Balance at June 30, 2020	28,876,493	$28,876	$1,985,407	$(1,471,913)	$542,370

For the six months ended June 30, 2021:
Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021	-	-	-	(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818
Net income for the three months ended June 30, 2021				43,374	43,374
Balance at June 30, 2021	34,494,493	$34,494	$2,183,850	$(1,675,152)	$543,192

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(74,922)	$(75,419)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	3,378	3,307
Sale of property held for development	130,034	43,701
Stock-based compensation	113,200	119,900
Changes in operating assets and liabilities:
Accounts receivable	(29,103)	109,202
Mortgage receivable	(25,000)	-
Loan receivable, related party	5,944	(25,965)
Contract assets	(175,755)	101,838
Accounts payable and accrued liabilities	163,703	(93,599)
Accrued interest	21,335
Contract liabilities	108,000	(63,009)
Income taxes payable	-	(53,174)
Net cash provided in operating activities	240,814	66,782

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	-	(14,816)
Net cash used in investing activities	-	(14,816)

FINANCING ACTIVITIES
Proceeds from notes payable-line of credit	643,000	(15,302)
Payments on acquisition of property held for development	(943,943)	-
Proceeds from loans payable-other	15,500	-
Proceeds from note payable-bank	20,845	-
Proceeds from loans-related party	289,224	-
Net cash used in financing activities	24,626	(15,302)

NET INCREASE IN CASH	265,440	36,664

CASH BALANCE, BEGINNING OF PERIOD	55,519	233,402

CASH BALANCE, END OF PERIOD	$320,959	$270,066

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation	$-	$119,900
Issuance of 2,830,000 restricted common stock for compensation	$113,200	$-
Mortgages payable for acquisition of property held for development	$4,963,563	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2021 and 2020

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2021	December 31, 2020

Office equipment	$5,115	$5,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(42,502)	(39,124)

Property and Equipment- net	$20,678	$24,056

Depreciation expense for the six months ended June 30, 2021 and 2020 was $ 3,378 and $ 3,307, respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2021	December 31, 2020

Lacey Township, New Jersey, Pines contract:

Acquisition cost	$1,115,577	$-
Site engineering, permits, and other costs	364,066	111,833
Total Pines contract	1,479,643	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits:
Station Drive LLC - Clayton, New Jersey - 112 apartments	2,186,254	161,694
Louis Avenue, Bayville, New Jersey-17 units	36,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,506,990	20,000
201 East Ave – Clayton, New Jersey – 63 units	112,491	112,491
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	191,263

Total	$6,480,470	$779,831

Properties Currently Owned

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in mid to late June 2021, at which time site improvements will commence. Sales will accrete to 2022 & 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility. Funding for land only has been secured at this time.

The closing to acquire this property occurred on June 29, 2021.

The Company is preparing to begin infrastructure work on the property, and start a presales program.

The first closings are scheduled to occur in late spring of 2022.

Lacey Township, New Jersey, “Dream Homes at the Pines”

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

The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title.

Dream Homes Apartments - Fairview

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

On February 26, 2021, the closing to acquire this property occurred via an assemblage of 3 parcels.

Louis Avenue – Bayville, NJ – In title

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer. Municipal scheduling has been delayed due to the Covid-19 virus.

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

Application is currently being made for final approvals, and the Company should be heard at the October planning board meeting.

The Company acquired this property on August 4, 2021.

Properties Under Contract to Purchase and in the Approval Stage

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted manufactured housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting was conducted on November 17, 2020.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the October 2021 meeting.

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

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2021	December 31, 2020
General Property Investments	$292,895	$-
Loans payable to chief executive officer	-	3,671
Total	$292,895	$3,671

All the loans above are non-interest bearing and due on demand.

5-Mortgages Payable

Mortgages payable consist of:

	June 30, 2021	December 31, 2020

Lynx Asset Services, LLC-On June 29, 2021 the Company executed a mortgage payable to Lynx Asset Services, LLC for the acquisition of Berkeley. ( see Note-3) Terms include monthly interest payments of $15,000 per month for a period of three years.	$1,725,000	$-

Edisto Loan Fund, LLC-On February 26, 2021 the Company executed a mortgage payable to Edisto Loan Fund, LLC for the acquisition of the Clayton Apartments 112 unit property (see Note-3) Terms include a one year note with prepaid interest of $183,840. Also with Edisto Loan Fund, LLC, on June 29, 2021, the Company executed a mortgage payable for the acquisition of the Lacey Pines property, which is 68 townhouse units. The combined amount of the two mortgages is reflected here.	3,238,563	-

Total	$4,963,563	$-

Non-current portion	$3,238,563	$-

6 - Common Stock Issuances & Private Placement Memorandum

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

On October 28, 2020, the Company issued 48,000 restricted shares for compensation valued at $ 3,360.

On November 10, 2020, the Company issued 30,000 restricted shares for compensation valued at $ 1,800.

On February 11, 2021, the Company issued 2,830,000 restricted shares for compensation valued at $ 113,200.

Private Placement Memorandum

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

7 – Income Taxes

As of June 30, 2021 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

8- Commitments and Contingencies

Construction Contracts

As of June 30, 2021, the Company was committed under 21 construction contracts outstanding with contract prices totaling $ 8,825,554, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of June 30, 2021, the outstanding principal balance was $ 893,160. Interest expense for the six months ended June 30, 2021 and 2020 was $ 34,439 and $ 6,272, respectively.

9. Related Party Transactions

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid monthly rent of $2,500 for this office space.

10 - Stock Warrants

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

11 – Subsequent Events

Louis Avenue – Bayville, NJ – Property acquired

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Application was made to the Planning Board on March 20, 2020.

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and was awarded preliminary approvals for 17 townhome units.

Application is currently being made for final approvals, and the Company should be heard at the October planning board meeting.

The Company acquired this property on August 4, 2021.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended June 30, 2021 and 2020. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of June 30, 2021 is $8,825,554.

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

Properties Currently Owned

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property is scheduled to close in mid to late June 2021, at which time site improvements will commence. Sales will accrete to 2022 & 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility. Funding for land only has been secured at this time.

The closing to acquire this property occurred on June 29, 2021.

The Company is preparing to begin infrastructure work on the property, and start a presales program.

The first closings are scheduled to occur in late spring of 2022.

Lacey Township, New Jersey, “Dream Homes at the Pines”

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

The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title.

Dream Homes Apartments - Fairview

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

On February 26, 2021, the closing to acquire this property occurred via an assemblage of 3 parcels.

Louis Avenue – Bayville, NJ – In title

In October of 2018, the company entered into a contract to develop and acquire 17 townhouse lots in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer. Municipal scheduling has been delayed due to the Covid-19 virus.

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

Application is currently being made for final approvals, and the Company should be heard at the October planning board meeting.

The Company acquired this property on August 4, 2021.

Properties Under Contract to Purchase and in the Approval Stage

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which will be approved for +/- 63 units of age-restricted manufactured housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting was conducted on November 17, 2020.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the October 2021 meeting.

These four new developments that have recently been acquired as well as the one that is in development represent over $70 million in new home construction projects on the books in the next few years. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2021 and 2020.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$2,158.339	$2,134,271

Cost of construction contracts	1,751,549	1,677,470

Gross profit	406,790	456,801

Operating Expenses:
Selling, general and administrative, including stock based compensation of $113,200 and $119,900, respectively	456,999	518,196
Depreciation expense	3.378	3,307

Total operating expenses	460,377	521,503

Income (loss) from operations	(53,587)	(64,702)

Other income (expenses):
Interest expense	(21,335)	(10,717)
Total other income (expenses)	(21,335)	(10,717)

Net income (loss) before income taxes	(74,922)	(75,419)
Provision for income taxes

Net income (loss)	$(74,922)	$(75,419)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	33,837,461	27,645,601

Results of Operations - Comparison for the six months ended June 30, 2021 and 2020.

Revenues

For the six months ended June 30, 2021 and 2020, revenues were $2,158,339 and $2,134,271, respectively.

Cost of Sales

For the six months ended June 30, 2021 and 2020, cost of construction contracts were $1,751,549 and $1,677,470, respectively. This increase of $ 74,079 was due mainly to increased production.

Operating Expenses

Operating expenses decreased $61,126 from $521,503 in 2020 to $460,377 in 2021.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, our cash balance was $320,959 and $55,519, respectively, total assets were $7,561,141 and $1,374,586, respectively, and total current liabilities amounted to $5,292,949 and $860,672, respectively, including loans payable to related parties of $292,895 and $3,671, respectively. As of June 30, 2021 and December 31, 2020, the total stockholders’ equity was $543,192 and $504,914, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

10.1* Intellectual Property Purchase Agefreement (Form S-1 Registration No. 333-174674 filed June 2, 2011).

10.2* Consulting Agreement with William Kazmierczak 5-22-2010 (Form S-1 Registration No. 333-174674 filed June 2, 2011).

31 Sarbanes-Oxley Section 302 certification by Vincent Simonelli

32 Sarbanes-Oxley Section 906 certification by Vincent Simonelli

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed and Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date:	Dream Homes & Development Corporation
August 23, 2021
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

