Form 10-Q
period 2021-09-30
Dream Homes & Development Corp.
filed 2021-11-22
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of November 22, 2021 was 35,274,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$162,618	$55,519
Accounts receivable, net of allowance for doubtful accounts ($29,838)	287,151	311,672
Loan receivable, related party	86,456	102,460
Employee advances	2,705	2,705
Mortgage receivable	25,000	-
Contract assets	211,306	64,143
Total current assets	775,236	536,499

PROPERTY AND EQUIPMENT, net	18,489	24,056

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,435,849	779,831

Total assets	$8,263,774	$1,374,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$715,667	$332,267
Accrued interest	75,218	13,104
Deposits held	6,001	-
Contract liabilities	269,326	187,576
Note payable-line of credit	893,160	250,159
SBA-PPP Loan	-	82,895
Mortgages payable, current portion	2,969,536	-
Note payable-bank	134,500
Loans payable-other	6,670	-
Loans payable-related party	292,895	3,671
Total current liabilities	5,362,973	860,672
Long-Term Mortgages payable	2,508,000	-
Total liabilities	7,870,973	860,672
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2021 and December 31, 2020, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2021 and December 31, 2020, there are 34,774,493 and 31,664,493 shares outstanding, respectively	34,774	31,664
Additional paid-in capital	2,197,570	2,073,480
Accumulated deficit	(1,839,543)	(1,600,230)

Total stockholders’ equity	392,801	504,914

Total liabilities and stockholders’ equity	$8,263,774	$1,374,586

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$911,566	$879,126

Cost of construction contracts	746,801	310,426

Gross profit	164,765	568,700

Operating Expenses:
Selling, general and administrative, including stock based compensation of $14,000 and $78,000, respectively	286,688	417,250
Depreciation expense	1,689	1,668

Total operating expenses	288,377	418,918

Income (loss) from operations	(123,612)	149,782

Other income (expenses):
Interest expense	(40,779)	(5,109)
Total other income (expenses)	(40,779)	(5,109)

Net income (loss) before income taxes	(164,391)	144,673
Provision for income taxes	-	(80,146)

Net income	$(164,391)	$64,527

Basic and diluted income per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	34,735,354	28,906,560

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$3,069,905	$3,013,397

Cost of construction contracts	2,498,350	1,987,896

Gross profit	571,555	1,025,501

Operating Expenses:
Selling, general and administrative, including stock based compensation of $127,200 and $197,900, respectively	743,687	935,446
Depreciation expense	5,067	4,975

Total operating expenses	748,754	940,421

Income (loss) from operations	(177,199)	85,080

Other income (expenses):
Interest expense	(62,114)	(15,826)
Total other income (expenses)	(62,114)	(15,826)

Net income (loss) before income taxes	(239,313)	69,254
Provision for income taxes		80,146

Net income (loss)	$(239,313)	$(10,892)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	34,136,759	28,056,387

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For nine six months ended September 30, 2021 and 2020

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the nine months ended September 30, 2020:
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,903		119,900
Net loss for the three months March 31, 2020	-	-	-	(122,787)	(122,787)
Balance at March 31, 2020	28,876,493	$28,876	$1,985,407	$(1,519,281)	$495,002
Net income for the three months ended June 30, 2020				47,368	47,368
Balance at June 30, 2020	28,876,493	$28,876	$1,985,407	$(1,471,913)	$542,370

Issuance of 2,710,000 restricted common stock at $.03-.07 per share	2,710,000	2,710	82,990		85,700
Net income for the three months months ended September 30, 2020				64,527	64,527
Balance at September 30, 2020	31,586,493	$31,586	$2,068,397	$(1,407,386)	$692,597

For the nine months ended September 30, 2021:
Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021	-	-	-	(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818
Net income for the three months ended June 30, 2021				43,374	43,374
Balance at June 30, 2021	34,494,493	$34,494	$2,183,850	$(1,675,152)	$543,192

Issuance of 280,000 restricted common stock at $.05 per share	280,000	280	13,720		14,000
Net loss for the three months months ended September 30, 2021				(164,391)	(164,391)
Balance at September 30, 2021	34,774,493	$34,774	$2,197,570	$(1,839,543)	$392,801

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(239,313)	$(10,892)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	5,067	4,975
Sale of property held for development	130,034	-
Write-off on deposits and acquisition of land	-	43,701
Stock-based compensation	127,200	197,900
Changes in operating assets and liabilities:
Accounts receivable	24,521	(1,429)
Mortgage receivable	(25,000)	-
Loan receivable, related party	16,004	(43,865)
Contract assets	(147,163)	(67,087)
Accounts payable and accrued liabilities	383,400	(186,338)
Accrued interest	62,114	15,782
Contract liabilities	81,750	(77,491)
Income taxes payable	-	26,972
Net cash provided in operating activities	418,614	(90,072)

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	(1,302,014)	(93,008)
Net cash used in investing activities	(1,302,014)	(93,008)

FINANCING ACTIVITIES
Proceeds from notes payable-line of credit	643,000	37,698
Proceeds from loans payable-other	6,670	-
Proceeds from SBA-PPP loan (forgiveness)	(82,895)	82,895
Proceeds from note payable-bank	134,500	-
Proceeds from loans-related party	289,224	-
Net cash used in financing activities	990,499	120,593

NET INCREASE IN CASH	107,099	(62,487)

CASH BALANCE, BEGINNING OF PERIOD	55,519	233,402

CASH BALANCE, END OF PERIOD	$162,618	$170,915

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,997,500 restricted common stock for compensation	$-	$119,900
Issuance of 2,830,000 restricted common stock for compensation	$113,200	$-
Mortgages payable for acquisition of property held for development	$4,963,563	$-
Issuance of 280,000 restricted common shares for legal fees	$14,000	$-
Issuance of 110,000 shares of common stock for debt reduction	$-	$7,700
Issuance of 2,600,000 restricted common shares for compensation	$-	$78,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2021 and 2020

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

On March 14, 2017, the Company name was changed to Dream Homes & Development Corporation (“DHDC”). DHDC maintains a web site at www.dreamhomesltd.com as well as a blog, located at http://blog.dreamhomesltd.com.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2021	December 31, 2020

Office equipment	$5,115	$5,115
Vehicles/Modular homes	57,565	58,065
Less: Accumulated depreciation	(44,191)	(39,124)

Property and Equipment- net	$18,489	$24,056

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $5,067 and $4,975 , respectively.

3-Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2021	December 31, 2020

Lacey Township, New Jersey, Pines contract:

Acquisition cost	$1,115,577	$-
Site engineering, permits, and other costs	364,066	111,833
Total Pines contract	1,479,643	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits:
Station Drive LLC - Clayton, New Jersey - 112 apartments	2,769,633	161,694
Louis Avenue, Bayville, New Jersey-17 units	408,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,506,990	20,000
201 East Ave – Clayton, New Jersey – 63 units	112,491	112,491
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	22,542	191,263

Total	$7,435,849	$779,831

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

Properties on hold due to delay in approvals, environmental concerns or other reasons

Berkeley Township, New Jersey, “Dream Homes at Tallwoods”, Contract

The Company acquired rights to a contract to purchase over 7 acres of land in Berkeley Township, NJ (“Tallwoods Contract”) in April 2017.

Since the transaction had not occurred for at least a portion of the Property within 12 months of the completion of the Due Diligence Period, as well as two 6-month extensions, the future of the contract may be in question. Though the Company retained the right to waive any remaining development contingencies and proceed to close on the property, it was determined by senior management that the risk of acquiring this unapproved property may be questionable.

Mortgages on Properties Held for Development:

	September 30, 2021	December 31, 2020
Edisto Loan Fund, LLC	$2,969,535	$-
Lynx Asset Services, LLC	1,725,000	-
AC Development, LLC	450,000	-
AVB Development	333,000	-
Less current portion	(2,969,536)	-
Long-term portion	$2,508,000	$-

All notes have interest payments only for one to three years varying from 8% to 10%.

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2021	December 31, 2020
General Property Investments	$292,895	$-
Loans payable to chief executive officer	-	3,671
Total	$292,895	$3,671

All the loans above are non-interest bearing and due on demand.

5 - Common Stock Issuances & Private Placement Memorandum

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

6 – Income Taxes

As of September 30, 2021 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of September 30, 2021, the Company was committed under 24 construction contracts outstanding with contract prices totaling $8,013,003, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take significantly in excess of one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC increased an existing line of credit from $500,000 to $1,000,000, with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of September 30, 2021, the outstanding principal balance was $ 893,160. Interest expense for the nine months ended September 30, 2021 and 2020 was $ 61,234 and $15,826, respectively.

8. Related Party Transactions

Office Space

The Company has occupied office space located in Forked River, New Jersey which is owned by an affiliated company. Commencing April 2017, the Company has paid monthly rent of $2,500 for this office space.

9 - Stock Warrants

As of this date, there are no outstanding stock warrants that have been issued by the Company.

10 – Subsequent Events

On October 22, 2021, the Company issued 500,000 restricted common shares to Green Chip Investor Relations valued at $ 25,000.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the nine months ended September 30, 2021 and 2020. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of September 30, 2021 is $8,013,003.

In addition to the above projects, which are in process, the Company has also estimated an additional $9,500,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for educational videos and short books on specific construction and rebuilding topics, as well as candidates for rebuilding projects.

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

The Company is working on planning the highest and best uses for, and funding facilities for the property, and start a marketing program.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes is in title with a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. This property is currently in the final approval process. This development project is scheduled to begin in mid 2022.

All costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction are the Company’s responsibility.

The initial planning board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting was heard for preliminary and final approval on April 19th of 2021. Preliminary approval was granted.

It is anticipated that complete development approvals will cost approximately $20,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to make this property ready for home construction is approximately $1,000,000.

The Company may need to seek loans from banks to finance this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Corporation to provide those guarantees, the financing of the deal may be adversely affected. The exact amount of funding required for this particular property is not clear at the present time.

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

As of this date, a redevelopment ordinance has been read and approved by the township committee.

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

Application is currently being made for final approvals, and the Company should be heard at the February 2022 planning board meeting.

The Company acquired this property on August 4, 2021.

Properties Under Contract to Purchase and in the Approval Stage

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which should be approved for +/- 63 units of age-restricted manufactured housing. The property is currently in the approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting was conducted on November 17, 2020.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the January 2022 zoning board meeting.

These four new developments that have recently been acquired as well as the one that is in development represent a significant volume of new home construction projects on the books in the next few years. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2021 and 2020.

Results of Operations - Comparison for the nine months ended September 30, 2021 and 2020.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	2021	2020

Revenue:
Construction contracts	$3,069,905	$3,013,397

Cost of construction contracts	2,498,350	1,987,896

Gross profit	571,555	1,025,501

Operating Expenses:
Selling, general and administrative, including stock based compensation of $127,200 and $197,900, respectively	743,687	935,446
Depreciation expense	5,067	4,975

Total operating expenses	748,754	940,421

Income (loss) from operations	(177,199)	85,080

Other income (expenses):
Interest expense	(62,114)	(15,826)
Total other income (expenses)	(62,114)	(15,826)

Net income (loss) before income taxes	(239,313)	69,254
Provision for income taxes		80,146

Net income (loss)	$(239,313)	$(10,892)

Basic and diluted income (loss) per common share	$(.00)	$(.00)

Weighted average common shares outstanding-basic and diluted	34,136,759	28,056,387

Revenues

For the nine months ended September 30, 2021 and 2020, revenues were $3,069,905 and $3,013,397, respectively.

Cost of Sales

For the nine months ended September 30, 2021 and 2020, cost of construction contracts were $2,498,350 and $1,987,896, respectively. This increase of $510,454 was due mainly to increased cost.

Operating Expenses

Operating expenses decreased $191,667 from $940,421 in 2020 to $748,754 in 2021. This decrease is mainly due from stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, our cash balance was $162,618 and $55,519, respectively, total assets were $8,263,774 and $1,374,586, respectively, and total current liabilities amounted to $5,362,973 and $860,672, respectively, including loans payable to related parties of $292,895 and $3,671, respectively. As of September 30, 2021 and December 31, 2020, the total stockholders’ equity was $392,801 and $504,914, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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
November 22, 2021
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

