Form 10-K/A
period 2020-12-31
Dream Homes & Development Corp.
filed 2021-12-08
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 6, 2021

Common Stock, par value $0.001	35,274,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2020): None

Explanatory Note

Dream Homes Development Corporation (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 2, for the year ended December 31, 2020 (the “Annual Report on Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended December 31, 2020. The purpose of this Annual Report on Form 10-K/A is to include revised financial statements audited by our independent registered public accounting firm.

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

Our board is composed of three members, Vincent Simonelli, Christopher Deiterich & Richard Pezzullo. Mr. Simonelli and affiliated companies, current own or control 56.80% of the issued and outstanding common stock shares of Dream Homes & Development Corporation. Christopher Deiterich is the second board member, SEC counsel for the Company and an independent director. Mr. Pezzullo was previously an employee of Dream Homes, serving as the VP of Information Technology, but no longer holds that position, though he remains as third member of the board. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and is not a significant owner of the company’s shares. Due to our small size, the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

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

The common stock is currently traded on the OTC under the ticker symbol DREM.

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

	December 31, 2020	December 31, 2019

Statements of Income:
Revenue	$3,014,027	$3,103,031
Gross profit	841,734	1,012,045
Income (loss) from operations	(199,130)	15,605
Net loss	$(224,218)	$(14,345)
Basic and diluted income (loss) per common share	$(.01)	$(.00)
Balance Sheet Data:
Cash	$51,710	$233,402
Total assets	1,292,338	1,693,629
Total liabilities	807,906	1,195,740
Total Stockholders’ equity	$484,432	$497,889

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

Subsequent events: The closing to acquire this property occurred on June 29, 2021.

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

Subsequent event: The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title.

Clayton NJ – 112 Apartments

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

Subsequent event: On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

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

Subsequent event: The Company acquired this property on August 4, 2021.

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

Subsequent events: The application for a use variance was heard on May 24, 2021 and the variance was approved.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Revenue:
Construction contracts	$3,014,027	$3,103,011

Cost of construction contracts	2,172,293	2,090,966

Gross profit	941,734	1,012,045

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $88,194, respectively	1,032,419	990,210
Depreciation expense	8,445	6,230

Total operating expenses	1,040,864	996,440

Income (loss) from operations	(199,130)	15,605

Other income (expenses):
Cancellation of debt	-	10,000
Interest expense	(25,088)	(8,301
Total other income (expenses)	(25,088)	1,699

Net income (loss) before income taxes	(224,218)	17,304
Provision for income taxes	-	31,649

Net loss	$(224,218)	$(14,345)

Results of Operations - Comparison for the years ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and December 31, 2019, net revenues were $3,014,027 as compared to $3,103,011 for the year ended December 31, 2019, resulting in a decrease in net revenues of $88,984. As of December 31, 2020 and 2019, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2020 and December 31, 2019, cost of construction contracts and sales were $2,172,293 as compared to $2,090,966, resulting in an increase in cost of construction contracts of $81,327.

Operating Expenses

Operating expenses increased $50,654 from $996,440 in 2019 to $1,040,864 in 2020. The increase was primarily due to stock based compensation and commission expenses.

Major selling, general and administrative expenses for the year ended December 31, 2020 of $1,051,235 include salary expense of $428,011, office expenses of $6,550, professional fees of $32,342, vehicle expenses of $ 28,117, advertising expenses of $ 9,167, stock based compensation of $197,900, sales commissions expense of $134,733, insurance expense of $ 67,136, and rent expense of $ 50,660.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, our cash balance was $51,710 and $233,402, respectively, total assets were $1,292,338 and $1,693,629, respectively, and total current liabilities amounted to $807,906 and $1,195,740, respectively, including loans payable to related parties of $3,671 and $6,790, respectively. As of December 31, 2020 and 2019, the total stockholders’ equity was $484,432 and $497,889, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Dream Homes & Development Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Homes & Development Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Construction Contracts — Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of depreciation, amortization.

331 Newman Springs Road Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification of impairment indicators for projects in progress included the following, among others:

●	We obtained an understanding of the Company’s internal controls surrounding its’ estimation of contract costs, expenses, profitability and percentage of completion.

●	We reviewed the Company’s analysis of contracts and agreed to the financial statements and tested the cost accumulation on selected contracts.

●	We critically review representations of management, tested managements estimates of costs to completed by reviewing past performance on contracts, experience on other contracts, and information gained in other phases of the audit.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ
December 7, 2021

331 Newman Springs Road Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$51,710	$233,402
Accounts receivable, net of allowance for doubtful accounts ($29,838)	96,506	410,550
Loan receivable, related party	-	44,991
Employee advances	2,705	2,500
Contract assets	53,467	328,244
Total current assets	204,388	1,019,687

PROPERTY AND EQUIPMENT, net	24,056	33,501

OTHER ASSETS
Loan receivable, related party	100,356	-
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	929,338	606,241

Total assets	$1,292,338	$1,693,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,838	$738,322
Accrued interest	13,104	6,831
Contract liabilities	223,238	228,661
Income taxes payable	-	53,174
Note payable-line of credit	250,160	161,962
Loans payable-PPP	82,895	-
Loans payable to related parties	3,671	6,790
Total current liabilities	807,906	1,195,740

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2020 and 2019, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2020 and 2019, there are 31,664,493 and 25,878,993 shares outstanding, respectively	31,664	25,879
Additional paid-in capital	2,073,480	1,868,504
Accumulated deficit	(1,620,712)	(1,396,494)

Total stockholders’ equity	484,432	497,889

Total liabilities and stockholders’ equity	$1,292,338	$1,693,629

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Revenue:
Construction contracts	$3,014,027	$3,103,011

Cost of construction contracts	2,172,293	2,090,966

Gross profit	841,734	1,012,045

Operating Expenses:
Selling, general and administrative, including stock based compensation of $197,900 and $88,194, respectively	1,032,419	990,210
Depreciation expense	8,445	6,230

Total operating expenses	1,040,864	996,440

Income (loss) from operations	(199,130)	15,605

Other income (expenses):
Cancellation of debt	-	10,000
Interest expense	(25,088)	(8,301)
Total other income (expenses)	(25,088)	1,699

Net income (loss) before income taxes	(224,218)	17,304
Provision for income taxes	-	31,649

Net loss	$(224,218)	$(14,345)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding-basic and diluted	28,951,465	25,291,258

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	24,200,993	$24,201	$1,671,988	$(1,382,149)	$314,040
Expense relating to stock warrants			30,394		30,394
Issuance of 58,000 restricted common shares for consulting services at $.08 per share	58,000	58	5,742		5,800
Issuance of 520,00 restricted common shares for stock-based compensation at $.10 per share	520,000	520	51,480		52,000

Issuance of 1,000,000 restricted common shares for debt reduction to Chief Executive Officer at $.10 per share	1,000,000	1,000	99,000		100,000
Issuance of 100,000 restricted common shares for debt reduction at $.10 per share	100,000	100	9,900		10,000
Net loss for the year ended December 31, 2019				(14,345)	(14,345)
Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889

Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,904		119,901
Issuance of 2,600,000 restricted common shares for stock-based compensation at $.03 per share	2,600,000	2,600	75,400		78,000
Issuance of 110,000 restricted common shares for debt at $.07 per share	110,000	110	7,590		7,700
Issuance of 48,000 restricted common shares for debt at $.07 per share	48,000	48	3,312		3,360
Issuance of 30,000 restricted common shares for debt at $.06 per share	30,000	30	1,770		1,800
Net loss for the year ended December 31, 2020				(224,218)	(224,218)

Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,620,712)	$484,432

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the year ended December 31, 2019

OPERATING ACTIVITIES
Net loss	$(224,218)	$(14,345)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Amortization of debt discounts
Depreciation expense	8,445	6,230
Stock-based compensation	197,900	88,194
Write-off of note payable	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	314,044	(61,332)
Loan receivable, related party	(55,365)	(44,991)
Employee advances	(205)	(2,500)
Contract assets	274,777	(222,397)
Accounts payable and accrued liabilities	(497,211)	482,066
Contract liabilities	(5,423)	(25,547)
Income taxes payable	(53,174)	31,649
Net cash provided (used) in operating activities	(40,430)	227,027

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(1,000)	(29,000)
Deposits and costs coincident to acquisition of land for development	(323,097)	(245,274)
Net used in investing activities	(324,097)	(274,274)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit, net	88,198	161,962
Proceeds from loans payable to related parties, net	11,742	-
Proceeds from loans payable-PPP	82,895	-
Net cash provided by financing activities	182,835	161,962

NET INCREASE (DECREASE) IN CASH	(181,692)	114,715

CASH BALANCE, BEGINNING OF PERIOD	233,402	118,687

CASH BALANCE, END OF PERIOD	$51,710	$233,402

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 1,100,000 restricted common stock for debt reduction	$-	$100,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of DHDC and its wholly owned subsidiaries, Dream Buildings, LLC and Shore Custom Homes Corporation, Inc. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2020	December 31, 2019

Office equipment	$5,115	$6,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(39,124)	(30,679)

Property and Equipment- net	$24,056	$33,501

Depreciation expense for the years ended December 31, 2020 and 2019 was $8,445 and $6,230, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2020	December 31, 2019

Lacey Township, New Jersey, Pines contract:

Deposit	-
Cost to acquire contract	10,000	10,000
Site engineering, permits, and other costs	156,833	111,833
Total Pines contract	166,833	121,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	60,146	90,146
Total Tallwoods contract	70,146	100,146

Other deposits:
Clayton, New Jersey - 112 apartments	136,169	62,662
71 Sheridan Avenue, Waretown, New Jersey	0	44,438
Louis Avenue, Bayville, New Jersey-17 units	86,271	36,271
Berkeley Terrace – Bayville, New Jersey 70 units	153,000	20,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	78,000
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	69,263	7,726

Total	$929,338	$606,241

Properties currently under contract to purchase and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. On June 29, 2021, the Company closed on this acquisition. Sales will accrete to 2022 & 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility. Funding for land only has been secured at this time.

The Company is preparing to begin infrastructure work on the property, and start a presales program.

The first closings are scheduled to occur in late spring of 2022.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title. This development project is expected to accrete to 2022 sales. As of February 26, 2021, financing has been secured to purchase the land upon municipal approvals being granted.

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

Clayton NJ – 112 Apartments

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

The Company obtained final approval should be heard at the October planning board meeting.

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

Since the transaction had not occurred for at least a portion of the Property within 12 months of the completion of the Due Diligence Period, as well as two 6-month extensions, the seller chose to terminate the contract. The Company retained the right to waive any remaining development contingencies and proceed to close on the property.

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

The sources of the differences follow:

	Year ended December 31, 2020	Year ended December 31, 2019

Expected tax at 21%	$(47,086)	$3,634
State income taxes, net of federal income tax benefit	(20,180)	1,557
Non-deductible stock-based compensation	41,559	26,458
Other	-	-
Change in valuation allowance/NOL carryforward	25,707	-
Provision for (benefit from) income taxes	$-	$31,649

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current. To date, the Company has received several advances under the line of credit. As of December 31, 2020, the outstanding principal balance was $250,160.

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

Loans receivable from related parties represent advances to DHL. The advances are non-interest bearing and due on demand.

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

On September 15, 2021, DHDC increased an existing line of credit from $500,000 to $1,000,000, with General Development Corp., a non-bank lender.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2020.

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

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2020	$75,400	-0-			$-0-	-0-	-0-	-0-	$
President, CEO and Treasurer	2019	$78,000	-0-		$155,000	$-0-	-0-	-0-	-0-		$233,000

Valerie Jones	2020	$63,350	-0-	$		-0-	-0-	-0-	-0-
Secretary	2019	$57,600	-0-		$30,000	$18,127	-0-	-0-	-0-		$88,600

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

	2020	2019
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: December 7, 2021	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

