Form 10-K
period 2021-12-31
Dream Homes & Development Corp.
filed 2022-04-15
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 14, 2022

Common Stock, par value $0.001	36,074,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2021): None

CERTAIN DEFINITIONS

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

PART I

Item 1. Business

Overview

Building on a history of over 1,700 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas have not been able to remain in business, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builders” for homeowners whose projects have been abandoned by others who have struggled to adapt to the changing market and complex Federal, State and local regulations. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their existing homes, or demolish and build new homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

Management anticipates steady growth in this division of the company, since the rebuilding process will continue indefinitely, and could have a market value in excess of $3,400,000,000. The company anticipates being able to address a percentage of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

Recently, there has been an excessive amount of new business in the New Jersey market due to the effects of the Covid-19 virus. An excessive number of buyers from north Jersey and the New York metropolitan area have decided to act immediately towards building 2nd homes, with immediate plans for retirement.

In the first quarter of 2020, the Company signed a lease for an office in Brielle, NJ, which has served the Company’s growing Monmouth county market. Since opening this office, the Company has signed numerous contracts for new homes in the southern Monmouth county area.

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

Management recognized that the effects of Super Storm Sandy (which occurred on 10/29/12) would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

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

Our Competitive Strengths and Growth Strategy

The Company currently offers the following range of services and products: land development and approvals, infrastructure installation, new single and multi-family site-built and modular construction, engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects, The Company offers comprehensive full turn-key solutions, from plan design through certificate of occupancy, which gives it a competitive advantage over many other construction & development companies.

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

Finance and credit facilities

Dream Homes has secured a line of credit from a private lender for general working capital. This credit line is structured on an on-demand basis, bears an interest rate of 12% APR charged only for funds in use, and is in the amount of $1,000,000. This facility has been utilized in part to acquire the Berkeley Terrace, the 70 unit townhome property, as well as to further expand various aspects of the company. The lender has indicated willingness to fund future real-estate based investments (such as acquisition of buildable lots, construction of new single family homes and single family home purchases for renovation), on an ongoing basis.

Our Products and Services

The Company offers the following range of services and products: new site built and modular homes, engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, helical and timber pile installation, masonry foundations and concrete work of all varieties, management of home elevation and moving projects and complete finish requirements for all interior construction. The Company offers full turnkey solutions, from plan design through project completion.

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

Our Markets

The Company continues to focus on growing as a fully integrated real estate construction and development company specializing in the and construction of townhouses, single-family homes and all types of residential properties. In addition, the Company performs elevation and moving of homes and development and sale of approved and improved land. Operations are located primarily in central and southern New Jersey. Principal real estate operations are currently conducted in the central & southern part of the State of New Jersey, although it is our intention to expand into additional markets based on market demand.

Our ability to offer elevation management, complete renovation, demolition and new construction and full architectural and engineering services gives us the ability to offer all clients a full range of services.

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

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

In our opinion, the southern New Jersey real estate market represents one of the most attractive real estate investment opportunities, with the greatest opportunity for future appreciation being concentrated in Ocean, Atlantic, Cape May, Monmouth and Middlesex counties. These areas primarily fall within 1-hour driving time, and serve as “bedroom” communities for, the Atlantic City, New York and Philadelphia metropolitan areas. In our opinion, the residential housing demand in this area, particularly in the market segments which we intend to address, enjoys a fundamental support level, based on several factors. These factors include excellent air, rail and road infrastructure (Atlantic City and Philadelphia), Casino and support services also in Atlantic City & Philadelphia, tourism, and a central location between Philadelphia and New York. Additionally, there has been a chronic affordable housing shortage throughout New Jersey and all indication are that condition will continue fot the foreseeable future. This situation plays well into the Company’s strengths, which are focused on entry-level or first time move-up housing, as well as elevations and renovations of existing damaged homes. Finally, all these market areas have tremendous growth potential due to market effects on the already very limited available housing supply.

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently has an ownership interest in the Company. DHL provides payroll services that includes officers of the Company as well as employees and allocates payroll proportionately as required.

There are currently 13 full time employees, including 2 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2021, the Company has not entered into any employment or consulting agreements.

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

Mark Sampson, Regional Supervisor: Mark Sampson has been with the Company for 9 years and manages a number of projects for Dream Homes. Mark has extensive experience in all phases of carpentry, framing, client and team management.

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

Facilities

The Company currently occupies a 2,000 square foot office space at 314 S. Main Street in Forked River, NJ which is rented for $2,500 per month, on a net, net basis. The Company also occupies an office space located at 800 Riverview Drive in Brielle, which the Company operates as a sales office. It is rented for $1200 per month on a net basis.

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

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and volatile material and supply costs.

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

● interest rates & volatile material and supply costs;

● consumer confidence;

● housing demand; and

● population growth

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

As of December 31, 2021, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

As of December 31, 2021, there were 35,824,493 shares of common stock issued and outstanding held by approximately 77 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2021	December 31, 2020

Statements of Income:
Revenue	$3,884,946	$3,014,027
Gross profit	777,770	841,734
Income (loss) from operations	(47,697)	(199,130)
Net loss	$(170,478)	$(224,218)
Basic and diluted income (loss) per common share	$(.00)	$(.01)
Balance Sheet Data:
Cash	$191,439	$51,710
Total assets	8,130,754	1,292,338
Total liabilities	7,646,000	807,906
Total Stockholders’ equity	$494,754	$484,432

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

PLAN OF OPERATION

Building on a history of over 1,700 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builders have struggled to adapt to the changing market and complex Federal, State and local regulations” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

Management recognized that the effects of Super Storm Sandy, which occurred on 10/29/12, would be far reaching and cause an almost unlimited demand for construction services, as well as specific construction information. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, management feels that focusing on the construction field will continue to provide a stable revenue stream for the company.

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2021 is $6,024,890.

In addition to the above projects, which are in process, the Company has also estimated an additional $5,800,000 worth of residential construction projects and added over 200 active prospects to its data base. All of these prospects are prime candidates for rebuilding and new home projects.

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

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property was acquired in late June 2021. Site improvements will commence. Sales or rental revenues will accrete to 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility.

The Company is preparing to begin infrastructure work on the property, and start a prelease program.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in late 2022 and will accrete to 2023 sales.

All costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction are the Company’s responsibility.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, and the NJ DEP has issued the CAFRA permit. Application for this permit was made in April 2017. A Lacey Township Planning Board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting was heard for preliminary and final approval on April 19th of 2021. Preliminary approval was granted.

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

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

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

Application is currently being made for final approvals, and the Company is scheduled to be heard at the May 2022 planning board meeting.

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

Application is currently being made for preliminary final site plan approval, and the Company is scheduled to be heard at the May 2022 planning board meeting.

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

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the Company, which is becoming increasingly well known to homeowners in need of new custom modular and site-built homes, elevation & renovation work. The management team has never failed to complete a project in over 29 years in the industry.

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business, until it represents 50% - 70% of our entire revenue stream, from the current level of 20%. New home development has a much greater scalability and growth potential than elevation/renovation work. The Company has enjoyed steady growth in the renovation/elevation portion of the company and anticipates that by year end 2022 each part of the company (new homes and elevation work) will represent 50% of total revenue. By mid-year 2023, new home construction and development should represent over 70% of revenue.

Management hopes for steady growth in all segments of the company, since the rebuilding process will occur over the next 15-20 years. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 10,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars. The company anticipates being able to efficiently address a decent percentage of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

Additionally, the Company has developed referral networks with 3 major modular manufacturing companies, from which a dependable and steady stream of leads and prospects has been received over the last 6-month period. Based on these associations, it is anticipated that the Custom Modular segment of the business will enjoy significant growth for the foreseeable future.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Year ended December 31, 2020

Revenue:
Construction contracts	$3,884,946	$3,014,027

Cost of construction contracts	3,107,176	2,172,293

Gross profit	777,770	841,734

Operating Expenses:
Selling, general and administrative, including stock based compensation of $170,800 and $197,000, respectively	818,711	1,032,419
Depreciation expense	6,756	8,445

Total operating expenses	825,467	1,040,864

Income (loss) from operations	(47,697)	(199,130)

Other income (expenses):
Interest expense	(122,781)	(25,088)
Total other income (expenses)	(122,781)	(25,088)

Net income (loss) before income taxes	(170,478)	(224,218)
Provision for income taxes		-

Net loss	$(170,478)	$(224,218)

Results of Operations - Comparison for the years ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and December 31, 2020, net revenues were $3,884,946 as compared to $3,014,027 for the year ended December 31, 2020, resulting in a increase in net revenues of $870,919. As of December 31, 2021 and 2020, all of our sales were domestic. Increase due to acquisition of major construction contracts.

Cost of Construction contracts and Sales

For the years ended December 31, 2021 and December 31, 2020, cost of construction contracts and sales were $3,107,176 as compared to $2,172,293, resulting in an increase in cost of construction contracts of $934,883. Increase due to acquisition of major construction contracts.

Operating Expenses

Operating expenses decreased $185,397 from $1,010,864 in 2020 to $825,467 in 2021. The decrease was primarily due to stock based compensation, commission expenses and selling, general and administration expenses.

Major selling, general and administrative expenses for the year ended December 31, 2021 of $818,711 include salary expense of $327,256, professional fees of $69,349, vehicle expenses of $25,531, insurance of $44,234 , stock based compensation of $170,800, sales commissions expense of $125,314, and rent expense of $62,698.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, our cash balance was $191,439 and $51,710, respectively, total assets were $ 8,130,754and $1,292,338, respectively, and total current liabilities amounted to $7,646,000 and $807,906, respectively, including loans payable to related parties of $0 and $3,671, respectively. As of December 31, 2021 and 2020, the total stockholders’ equity was $484,754 and $484,432, respectively.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to clients over time is dependent upon market conditions. Inflationary pressures have had a significant impact on our operations during this year, and we anticipate that inflationary factors will continue to have a significant impact on future operations.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Dream Homes & Development Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Homes & Development Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ
March 31, 2022

331 Newman Springs Road Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$191,439	$51,710
Accounts receivable, net of allowance for doubtful accounts ($29,838)	357,411	96,506
Employee advances	2,705	2,705
Contract assets	258,645	53,467
Total current assets	810,200	204,388

PROPERTY AND EQUIPMENT, net	17,300	24,056

OTHER ASSETS
Loan receivable, related party	-	100,356
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,269,054	929,338

Total assets	$8,130,754	$1,292,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$342,688	$234,838
Accrued interest	120,073	13,104
Deposits held	16,001	-
Contract liabilities	413,541	223,238
Note payable-line of credit	925,160	250,160
Note payable-bank	158,563	-
Loans payable-PPP	-	82,895
Mortgages payable	2,969,535	-
Loans payable to related parties	192,439	3,671
Total current liabilities	5,138,000	807,906
Long-term mortgages payable	2,508,000	-
Total liabilities	7,646,000	807,906

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2021 and 2020, there are no shares outstanding		-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2021 and 2020, there are 35,824,493 and 31,664,493 shares outstanding, respectively	35,824	31,664
Additional paid-in capital	2,240,120	2,073,480
Accumulated deficit	(1,791,190)	(1,620,712)

Total stockholders’ equity	484,754	484,432

Total liabilities and stockholders’ equity	$8,130,754	$1,292,338

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Year ended December 31, 2020

Revenue:
Construction contracts	$3,884,946	$3,014,027

Cost of construction contracts	3,107,176	2,172,293

Gross profit	777,770	841,734

Operating Expenses:
Selling, general and administrative, including stock based compensation of $170,800 and $197,000, respectively	818,711	1,032,419
Depreciation expense	6,756	8,445

Total operating expenses	825,467	1,040,864

Income (loss) from operations	(47,697)	(199,130

Other income (expenses):
Interest expense	(122,781)	(25,088)
Total other income (expenses)	(122,781)	(25,088

Net loss before income taxes	(170,478)	(224,218)
Provision for income taxes	-	-

Net loss	$(170,478)	$(224,218)

Basic and diluted loss per common share	$(.00)	$(0.01)

Weighted average common shares outstanding-basic and diluted	34,487,734	28,951,465

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,620,712)	$484,432

Issuance of 2,830,000 restricted common shares for stock-based compensation valued at $ 113,200	2,830,000	2,830	110,370		113,200
Issuance of 280,00 restricted common shares for legal services valued at $ 14,000	280,000	280	13,720		14,000
Issuance of 1,050,000 restricted common share for stock-based compensation valued at $ 43,600	1,050,000	1,050	42,550		43,600
Net loss for the year ended December 31, 2021				(170,478)	(170,478)
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754

Balance at December 31, 2019	25,878,993	$25,879	$1,868,504	$(1,396,494)	$497,889
Issuance of 2,997,500 restricted common shares for stock-based compensation at $.04 per share	2,997,500	2,997	116,904		119,901
Issuance of 2,600,000 restricted common shares for stock-based compensation at $.03 per share	2,600,000	2,600	75,400		78,000
Issuance of 110,000 restricted common shares for debt at $.07 per share	110,000	110	7,590		7,700
Issuance of 48,000 restricted common shares for debt at $.07 per share	48,000	48	3,312		3,360
Issuance of 30,000 restricted common shares for debt at $.06 per share	30,000	30	1,770		1,800
Net loss for the year ended December 31, 2020				(224,218)	(224,218)

Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,620,712)	$484,432

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the year ended December 31, 2020

OPERATING ACTIVITIES
Net loss	$(170,478)	$(224,218)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	6,756	8,445
Stock-based compensation	170,800	197,900
Changes in operating assets and liabilities:
Accounts receivable	(260,905)	314,044
Loan receivable, related party	-	(55,365)
Employee advances	-	(205)
Contract assets	(205,178)	274,777
Accounts payable and accrued liabilities	214,819	(497,211)
Deposits held	16,001	-
Contract liabilities	190,303	(5,423)
Income taxes payable	-	(53,174)
Net cash used in operating activities	(37,882	(40,430)

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(1,000)
Deposits and costs coincident to acquisition of land for development	(761,825)	(323,097)
Net cash used in investing activities	(761,825)	(324,097)

FINANCING ACTIVITIES
Proceeds from note payable-line of credit, net	675,000	88,198
Proceeds from bank note	158,563
Proceeds from loans payable to related parties, net	188,768	11,742
Proceeds from loans payable-PPP (forgiveness)	(82,895)	82,895
Net cash provided by financing activities	939,436	182,835

NET INCREASE (DECREASE) IN CASH	139,729	(181,692)

CASH BALANCE, BEGINNING OF PERIOD	51,710	233,402

CASH BALANCE, END OF PERIOD	$191,439	$51,710

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of restricted common stock for compensation	$170,800	$197,000
Mortgages payable for acquisition of property held for development	$4,963,563	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the ten years that have passed since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

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

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2021	December 31, 2020

Office equipment	$5,115	$5,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(45,880)	(39,124)

Property and Equipment- net	$17,300	$24,056

Depreciation expense for the years ended December 31, 2021 and 2020 was $6,756 and $8,445, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2021	December 31, 2020

Lacey Township, New Jersey, Pines contract:

Cost to acquire contract	1,115,577	10,000
Site engineering, permits, and other costs	364,066	156,833
Total Pines contract	1,479,643	166,833

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	60,146
Total Tallwoods contract	100,146	70,146

Other deposits:
Clayton, New Jersey - 112 apartments	2,457,085	136,169
Louis Avenue, Bayville, New Jersey-17 units	408,271	86,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,506,990	153,000
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	112,491
Academy St – Clayton, New Jersey – 2 lots	36,133	36,133
Other	69,263	69,263
Total other deposits	5,689,265	692,359

Total	$7,269,054	$929,338

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion. This property was acquired in late June 2021. Site improvements will commence. Sales or rental revenues will accrete to 2023 income. The Company has secured a bridge loan and is awaiting a commitment with a permanent lender for an acquisition, development and construction finance facility.

The Company is preparing to begin infrastructure work on the property, and start a prelease program.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes is in contract and under development for a parcel which will yield 68 new townhomes in the Ocean County NJ area, of which 54 are market rate and 14 are affordable housing. The acquisition of the contract was made for common stock and occurred in the 4th quarter of 2016. This property is currently in the approval process. This development project is scheduled to begin in late 2022 and will accrete to 2023 sales.

All costs associated with this property necessary to obtain all approvals, acquire the land, install the infrastructure and prepare the property to commence construction are the Company’s responsibility.

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed and a CAFRA application has been prepared and submitted to the environmental scientist, and the NJ DEP has issued the CAFRA permit. Application for this permit was made in April 2017. A Lacey Township Planning Board meeting was held on December 11, 2017. Additional information was requested from the board and the next meeting was heard for preliminary and final approval on April 19th of 2021. Preliminary approval was granted.

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

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

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

Application is currently being made for final approvals, and the Company is scheduled to be heard at the May 2022 planning board meeting.

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

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the May 2022 meeting.

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

Mortgages on Properties Held for Development:

	December 31, 2021	December 31, 2020
Edisto Loan Fund, LLC	$2,969,535	$-
Lynx Asset Services, LLC	1,725,000	-
AC Development, LLC	450,000	-
AVB Development	333,000	-
Total mortgages payable	5,477,535	-
Less current portion	(2,969,535)	-
Long-term portion	$2,508,000	$-

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2021	December 31, 2020

Loans payable to chief executive officer	$-	$3,671
Loans payable to GPIL	192,439	-
Total	$192,439	$3,671

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of December 31, 2021 aggregate $ 17,100.

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

On July 13, 2021, the Company issued 28,000 restricted shares for legal services valued at $ 14,000.

On October 22, 2021, the Company issued 500,000 restricted shares for compensation valued at $ 21,000.

On October 28, 2020, the Company issued 550.000 restricted shares for compensation valued at $ 22,600..

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Year ended December 31, 2021	Year ended December 31, 2020

Expected tax at 21%	$(35,800)	$(47,086)
State income taxes, net of federal income tax benefit	(15,343)	(20,180)
Non-deductible stock-based compensation	35,868	41,559
Other		-
Change in valuation allowance/NOL carryforward	15,275	25,707
Provision for (benefit from) income taxes	$-	$-

7- Commitments and Contingencies

Construction Contracts

As of December 31, 2021, the Company was committed under 17 construction contracts outstanding with home owners and investors with contract prices totaling $ 6,024,890, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of December 31, 2021, the outstanding principal balance was $925,100.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 31, 2021 and 2020, selling, general and administrative expenses include $144,300 and $138,050.00, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $80,600 and $75,400.00, respectively, salary paid to the Company’s Chief Executive Officer, and $63,700.00 and $62,650.00 respectively salary paid to the Company’s Secretary and Senior VP.

9 - Stock Warrants

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

10 – Subsequent Events

On April 4, 2022, the Company issued 250,000 shares of stock to Vincent Simonelli. These shares were originally authorized by resolution in October 2021, and sent to the transfer agent for issuance. The transfer agent missed the transmittal and the shares were never issued.

The Company obtained preliminary and final site plan approval for the Clayton apartment property, which occurred on 1/24/22. These approvals authorize the construction of 112 residential apartments and approximately 7000 square feet of commercial space. The Company is proceeding with resolution compliance and outside agency approvals.

A Department of Transportation major access permit as well as Clayton Municipal Utility Approvals on this property have been applied for.

In January 2022, the Company signed a contract for an additional 45-acre parcel in Clayton and entered a 90 day due diligence period on February 15, 2022. This property is targeted for age-restricted housing and is intended to be similar to the Autumn Run property.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2021.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	56	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Christopher Dietrich, Esq.	74	SEC Council, Director

Richard Pezzullo	63	Director

Valerie Jones	50	Senior Vice-president, Board Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2021 and 2020.

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

CHANGE OF CONTROL

As of December 31, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2021 and as of the date of the filing of this annual report by:

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

The percent of class is based on 35,824,393 shares of common stock issued and outstanding as of December 31, 2021.

(1) Includes 4,049,996 shares owned by Dream Homes Ltd. (DHL) and 2,265,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Monahan, her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2021 and 2020, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2021	2020
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 15, 2022	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

