Form 10-Q
period 2022-03-31
Dream Homes & Development Corp.
filed 2022-05-23
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of May 20, 2022 was 35,824,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$127,493	$191,439
Accounts receivable, net of allowance for doubtful accounts ($29,838)	241,504	357,411
Employee advances	-	2,705
Contract assets	332,394	258,645
Total current assets	701,391	810,200

PROPERTY AND EQUIPMENT, net	15,611	17,300

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,800,278	7,269,054

Total assets	$8,551,480	$8,130,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$395,103	$342,688
Accrued interest	145,758	120,073
Deposits held	16,001	16,001
Contract liabilities	174,162	413,541
Note payable-line of credit	913,160	925,160
Mortgages payable, current portion	2,969,535	2,969,535
Note payable-bank	556,307	158,536
Loans payable-related party	280,395	192,439
Total current liabilities	5,450,421	5,138,000
Long-Term Mortgages payable	2,451,099	2,508,000
Total liabilities	7,901,520	7,646,000
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2022 and December 31, 2021, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2022 and December 31, 2021, there are 35,824,493 shares outstanding, respectively	35,824	35,824
Additional paid-in capital	2,240,120	2,240,120
Accumulated deficit	(1,625,984)	(1,791,190)

Total stockholders’ equity	649,960	484,754

Total liabilities and stockholders’ equity	$8,551,480	$8,130,754

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three Months Ended March 31, 2022 and 2021 (Unaudited)

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$995,205	$679,147

Cost of construction contracts	584,866	514,490

Gross profit	410,339	164,657

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $113,200, respectively	216,022	271,929
Depreciation expense	1,689	1,689

Total operating expenses	217,711	273,618

Income (loss) from operations	192,628	(108,961)

Other income (expenses):
Interest expense	(27,422)	(9,335)
Total other income (expenses)	(27,422)	(9,335)

Net income (loss) before income taxes	165,206	(118,296)
Provision for income taxes		-

Net income (loss)	$165,206	$(118,296)

Basic and diluted income per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	35,824,493	33,180,430

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the three months ended March 31, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960

For the three months ended March 31, 2021:
Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021	-	-	-	(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$165,206	$(118,296)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	1,689	1,689
Sale of property held for development	-	130,014
Stock-based compensation	-	113,200
Changes in operating assets and liabilities:
Accounts receivable	115,907	(40,572)
Employee advances	2,705	-
Mortgage receivable	-	(25,000)
Loan receivable, related party	-	14,499
Contract assets	(73,749)	(26,573)
Accounts payable and accrued liabilities	52,415	(93,983)
Accrued interest	25,685	9,335
Contract liabilities	(239,379)	108,350
Net cash provided in operating activities	50,479	72,683

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	(531,224)	-
Net cash used in investing activities	(531,224)	-

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	(12,000)	122,000
Proceeds from loans payable-other, net	31,028	100,000
Proceeds from banks, net	397,771	-
Net cash provided in financing activities	416,799	222,000

NET INCREASE (DECREASE) IN CASH	(63,946)	294,683

CASH BALANCE, BEGINNING OF PERIOD	191,439	55,519

CASH BALANCE, END OF PERIOD	$127,493	$350,202

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,830,000 restricted common stock for compensation	$-	$113,200

The accompanying notes are an integral part of these financial statements

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2022	December 31, 2021

Office equipment	$5,115	$5,115
Vehicles/Modular homes	58,065	58,065
Less: Accumulated depreciation	(47,569)	(45,880)

Property and Equipment- net	$15,611	$17,300

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,689, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2022	December 31, 2021

Lacey Township, New Jersey, Pines contract:

Cost to acquire property	1,115,577	1,115,577
Site engineering, permits, and other costs	597,722	364,066
Total Pines contract	1,713,299	1,479,643

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits and Costs Coincident to Acquisition of Land:
Clayton, New Jersey - 112 apartments	2,401,038	2,457,085
Louis Avenue, Bayville, New Jersey-17 units	493,701	408,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,450,944	2,506,990
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	148,624
Gowdy Ave-Land	429,627	69,263
Total other deposits	6,212,833	5,689,265

Total	$7,800,278	$7,269,054

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion, and the property was acquired in late June 2021. Site improvements are scheduled to commence in summer 2023. Sales or rental revenues are scheduled to accrete to 2023 – 2024 income. The Company is actively working with several permanent lenders to finalize an acquisition, development and construction finance facility.

The Company is preparing to begin infrastructure work on the property.

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

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed, a CAFRA application has been prepared and submitted, and the NJ DEP issued a CAFRA permit in October of 2021. Preliminary township approval was granted on April 19th of 2021. Preliminary and Tentative Municipal Utilities Authority approvals have been granted. Ocean County Planning Board approval has been granted. Lacey Township Fire Department approval has been granted.

It is anticipated that complete development approvals will cost approximately $20,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,200,000, at which time the property will be ready for vertical construction to commence.

The Company is in active discussions with various lenders to complete the infrastructure and vertical financing portions of this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans.

The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title.

Clayton NJ – 112 Apartments

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 112-unit apartment complex, with approximately 7600 square feet of retail space. The Company has a signed contract and has been proceeding with development approvals. The property is designated as a redevelopment property, and a redevelopment agreement is currently being negotiated with the township. Progress has been delayed due to township closures due to the Covid-19 pandemic.

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

All outside agency approvals have been submitted for and are in process.

Louis Avenue – Bayville, NJ – In title

In October of 2018, the company entered into a contract to acquire and develop property for 17 townhouse units in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer. Municipal scheduling was delayed due to the Covid-19 virus, but the Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the Company was awarded preliminary approvals for 17 townhome units.

Application is currently being made for final approvals, and the Company is scheduled to be heard at the May 2022 planning board meeting. Subsequent event: The Company received Final approval on May 19, 2022.

The Company acquired this property on August 4, 2021.

The Company intends to develop, lease and retain this property in its portfolio for the foreseeable future.

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

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the July 2022 meeting.

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

Mortgages on Properties Held for Development:

	March 31, 2022	December 31, 2021
Edisto Loan Fund, LLC	$2,969,535	$2,969,535
Lynx Asset Services, LLC	1,677,562	1,725,000
AC Development, LLC	450,000	450,000
AVB Development	323,537	333,000
Total mortgages payable	5,420,634	5,477,535
Less current portion	(2,969,535)	(2,969,535)
Long-term portion	$2,451,099	$2,508,000

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2022	December 31, 2021

Loans payable to GPI LLC	$280,395	$192,439

. Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of March 31, 2022 aggregate $ 24,450.

5 - Common Stock Issuances

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

On October 28, 2021, the Company issued 550,000 restricted shares for compensation valued at $ 22,600.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

As of March 31, 2022 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of March 31, 2022, the Company was committed under 20 construction contracts outstanding with homeowners and investors with contract prices totaling $8,504,668, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

On February 28, 2020 the Company executed a lease for an office space located at 800 Riverview Drive in Brielle, which the Company feels will better serve the southern Monmouth clientele. The lease term is 2 years, and the total rent is $25,140. This lease has been renewed and extended and is expected to continue into the future.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of March 31, 2022, the outstanding principal balance was $913,160.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the three months ended March 31, 2022 and 2021, the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $ 86,428 and $75,400, respectively.

9 - Stock Warrants

There are no outstanding warrants issued by the Company.

10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Other than items that may be noted herein, the Company had no subsequent events that require disclosure.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2022 and 2021. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2021 is $8,504,668.

In addition to the above projects, which are in process, the Company has also estimated an additional $6,500,000 worth of residential construction projects and added over 200 active prospects to its data base. All these prospects are prime candidates for rebuilding and new home projects.

Properties Currently Owned

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

A contract was signed to acquire 70 approved townhome units in October 2019, after 31 months of discussion, and the property was acquired in late June 2021. Site improvements are scheduled to commence in summer 2023. Sales or rental revenues are scheduled to accrete to 2023 – 2024 income. The Company is actively working with several permanent lenders to finalize an acquisition, development and construction finance facility.

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

In order to obtain all developmental approvals and be prepared to begin installing infrastructure, various permits and engineering work are required. These permits include but are not limited to township subdivision, county, municipal utility authority, CAFRA (NJ Department of Environmental Protection) and NJ Department of Transportation. To date, design engineering has been completed, a CAFRA application has been prepared and submitted, and the NJ DEP issued a CAFRA permit in October of 2021. Preliminary township approval was granted on April 19th of 2021. Preliminary and Tentative Municipal Utilities Authority approvals have been granted. Ocean County Planning Board approval has been granted. Lacey Township Fire Department approval has been granted.

It is anticipated that complete development approvals will cost approximately $20,000 more to complete. In addition to these approval costs and acquisition costs, infrastructure costs are anticipated to cost approximately $1,000,000. The total amount of funding required to make this property ready for home construction is approximately $1,900,000.

The Company is in active discussions with various lenders to complete the infrastructure and vertical financing portions of this project. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans.

The closing to acquire this property occurred on June 29, 2021 and the Company is currently in title.

Dream Homes Apartments - Fairview

On May 3, 2018, the Company submitted a signed letter of intent to purchase 5.5 acres of property in Gloucester County, which is currently being approved for a 112-unit apartment complex, with approximately 7600 square feet of retail space. The Company has a signed contract and has been proceeding with development approvals. The property is designated as a redevelopment property, and a redevelopment agreement is currently being negotiated with the township. Progress has been delayed due to township closures due to the Covid-19 pandemic.

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

All outside agency approvals have been submitted for and are in process.

Louis Avenue – Bayville, NJ – In title

In October of 2018, the company entered into a contract to acquire and develop property for 17 townhouse units in Bayville NJ. Engineering and approvals are currently in process. Application was made to the Planning Board on March 20, 2020. The project was deemed complete by the township engineer. Municipal scheduling was delayed due to the Covid-19 virus, but the Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the Company was awarded preliminary approvals for 17 townhome units.

Application is currently being made for final approvals, and the Company is scheduled to be heard at the May 2022 planning board meeting. Subsequent event: The Company received Final approval on May 19, 2022.

The Company acquired this property on August 4, 2021.

The Company intends to develop, lease and retain this property in it’s portfolio for the foreseeable future.

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

Contracts signed and in Due Diligence

The Company has signed a contract to purchase 44 +/- acres in Gloucester county, which is suitable for age-restricted single family development. The projected yield for the property varies between 100 – 160 units, and is subject to environmental, utility and township constraints.

Summary

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

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit. Our new Office and Showroom in Brielle has led to an increase in traffic and sales, as well as facilitated and increased client selections throughout our entire northern region.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2022 and 2021.

Results of Operations - Comparison for the three months ended March 31, 2022 and 2021.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$995,205	$679,147

Cost of construction contracts	584,866	514,490

Gross profit	410,339	164,657

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $113,200, respectively	216,022	271,929
Depreciation expense	1,689	1,689

Total operating expenses	217,711	273,618

Income (loss) from operations	192,628	(108,961)

Other income (expenses):
Interest expense	(27,422)	(9,335)
Total other income (expenses)	(27,422)	(9,335)

Net income (loss) before income taxes	165,206	(118,296)
Provision for income taxes		-

Net income (loss)	$165,206	$(118,296)

Revenues

For the three months ended March 31, 2022 and 2021, revenues were $995,205 and $679,147, respectively.

The increase is due to commencing of new construction projects.

Cost of Sales

For the three months ended March 31, 2022 and 2021, cost of construction contracts were $584,866 and $514,490, respectively.

Operating Expenses

Operating expenses decreased $55,907 from $273,6187 in 2021 to $217,711 in 2022. This decrease is mainly due to the lack of stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, our cash balance was $127,493 and $191,439, respectively, total assets were $8,551,480 and $8,130,754, respectively, and total current liabilities amounted to $7,901,520 and $7,646,000, respectively, including loans payable to related parties of $280,395 and $192,439, respectively. As of March 31, 2022 and December 31, 2021, the total stockholders’ equity was $649,960 and $484,754, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its subscribers over time is dependent upon market conditions. We are aware of inflationary pressures, they have had a significant impact on our operations, and we anticipate that inflationary factors will have a significant impact on future operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No material legal proceedings at this time.

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

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
May 23, 2022
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

