Form 10-Q
period 2022-06-30
Dream Homes & Development Corp.
filed 2022-08-22
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of August 22, 2022 was 35,824,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$121,844	$191,439
Accounts receivable, net of allowance for doubtful accounts ($29,838)	318,909	357,411
Employee advances	-	2,705
Contract assets	631,543	258,645
Total current assets	1,072,296	810,200

PROPERTY AND EQUIPMENT, net	19,720	17,300

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,878,445	7,269,054

Total assets	$9,004,661	$8,130,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$463,173	$342,688
Accrued interest	173,088	120,073
Deposits held	16,001	16,001
Contract liabilities	333,365	413,568
Note payable-line of credit	911,160	925,160
Mortgages payable, current portion	2,969,535	2,969,535
Note payable-bank	649,998	158,536
Loans payable-related party	274,895	192,439
Total current liabilities	5,791,215	5,138,000
Long-Term Mortgages payable	2,534,473	2,508,000
Total liabilities	8,325,688	7,646,000
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2022 and December 31, 2021, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2022 and December 31, 2021, there are 35,824,493 shares outstanding, respectively	35,824	35,824
Additional paid-in capital	2,240,120	2,240,120
Accumulated deficit	(1,596,971)	(1,791,190)

Total stockholders’ equity	678,973	484,754

Total liabilities and stockholders’ equity	$9,004,661	$8,130,754

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,082,202	$1,479,192

Cost of construction contracts	828,090	1,237,059

Gross profit	254,112	242,133

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $113,200, respectively	192,071	185,070
Depreciation expense	1,698	1,689

Total operating expenses	193,769	186,759

Income from operations	60,343	55,374

Other income (expenses):
Interest expense	(31,330)	(12,000)
Total other income (expenses)	(31,330)	(12,000)

Net income before income taxes	29,013	43,374
Provision for income taxes	-	-

Net income	$29,013	$43,374

Basic and diluted income per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	35,824,493	34,494,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$2,077,407	$2,158,339

Cost of construction contracts	1,412,956	1,751,549

Gross profit	664,451	406,790

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $113,200, respectively	408,093	456,999
Depreciation expense	3,387	3,378

Total operating expenses	411,480	460,377

Income (loss) from operations	252,971	(53,587)

Other income (expenses):
Interest expense	(58,752)	(21,335)
Total other income (expenses)	(58,752)	(21,335)

Net income (loss) before income taxes	194,219	(74,922)
Provision for income taxes	-	-

Net income (loss)	$194,219	$(74,922)

Basic and diluted income (loss) per common share	$.01	$(.00)

Weighted average common shares outstanding-basic and diluted	35,824,493	33,837,461

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2022 and 2021

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months ended March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960
Net income for the three months ended June 30, 2022				29,013	29,013
Balance at June 30, 2022	35,824,493	$35,824	$2,240,120	$(1,596,971)	$678,973
For the six months ended June 30, 2021:
Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021	-	-	-	(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818
Net income for the three months ended June 30, 2021				43,374	43,374
Balance at June 30, 2021	34,494,493	$34,494	$2,183,850	$(1,675,152)	$543,192

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$194,219	$(74,922)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	3,387	3,378
Sale of property held for development	-	130,034
Stock-based compensation	-	113,200
Changes in operating assets and liabilities:
Accounts receivable	38,502	(29,103)
Employee advances	2,705	-
Mortgage receivable	-	(25,000)
Loan receivable, related party	-	5,944
Contract assets	(372,898)	(175,755)
Accounts payable and accrued liabilities	120,485	163,703
Accrued interest	53,015	21,335
Contract liabilities	(80,203)	108,000
Net cash (used) provided in operating activities	(40,788)	240,814

INVESTING ACTIVITIES
Purchase of vehicle	(5,790)	-
Deposits and costs coincident to acquisition of land for development	(609,391)	-
Net cash used in investing activities	(615,181)	-

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	(18,572)	643,000
Payments on acquisition of property held for development		(943,943)
Proceeds from loans payable-other	31,028	15,500
Proceeds from note payable-bank	491,462	20,845
Proceeds from loans-related party	82,456	289,224
Net cash provided in financing activities	586,374	24,626

NET INCREASE (DECREASE) IN CASH	(69,595)	265,440

CASH BALANCE, BEGINNING OF PERIOD	191,439	55,519

CASH BALANCE, END OF PERIOD	$121,844	$320,959

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,830,000 restricted common stock for compensation	$-	$113,200
Mortgages payable for acquisition of property held for development	$-	$4,963,563

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021

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

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with 4 new developments totaling 330 units in title, or under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean and Gloucester counties, which represent a total count of 218 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2022	December 31, 2021

Office equipment	$5,115	$5,115
Vehicles/Modular homes	63,872	58,065
Less: Accumulated depreciation	(49,267)	(45,880)

Property and Equipment- net	$19,720	$17,300

Depreciation expense for the six months ended June 30, 2022 and 2021 was $3,387 and $3,378, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2022	December 31, 2021

Lacey Township, New Jersey, Pines contract:

Cost to acquire contract	1,115,577	1,115,577
Site engineering, permits, and other costs	597,722	364,066
Total Pines contract	1,713,299	1,479,643

Berkeley Township, New Jersey, Tallwoods contract:
Deposit	10,000	10,000
Site engineering, permits, and other costs	90,146	90,146
Total Tallwoods contract	100,146	100,146

Other Deposits and Costs Coincident to Acquisition of Land:
Clayton, New Jersey - 112 apartments	2,479,205	2,457,085
Louis Avenue, Bayville, New Jersey-17 units	493,701	408,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,450,944	2,506,990
Station Dr – Forked River, New Jersey	99,032	99,032
201 East Ave – Clayton, New Jersey – 63 units	112,491	148,624
Gowdy Ave-Land	429,627	69,263
Total other deposits	6,065,000	5,689,265

Total	$7,878,445	$7,269,054

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is actively working with several permanent lenders to finalize an infrastructure and construction finance facility.

The Company is preparing to begin infrastructure work on the property, and will be clearing the property in the short term. Infrastructure work should begin in the last quarter of 2022 or early 2023.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property is currently in the final stages of the approval process. This development is scheduled to begin construction in 2023.

Preliminary approval was granted.

It is anticipated that the balance of the development approvals will cost approximately +/- $20,000.

The Company may need to seek loans from funding sources to finance infrastructure and vertical construction for this project.

The Company acquired this property occurred on June 29, 2021. The Company is currently in title.

Clayton NJ – 112 Apartments

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

Subsequent event: The Company sold this property on 8/15/22.

Louis Avenue – Bayville, NJ – In title

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2021.

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

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the October 2022 meeting.

Mortgages on Properties Held for Development:

	June 30, 2022	December 31, 2021
Edisto Loan Fund, LLC	$2,969,535	$2,969,535
Lynx Asset Services, LLC	1,760,936	1,725,000
AC Development, LLC	450,000	450,000
AVB Development	323,537	333,000
Total mortgages payable	5,504,008	5,477,535
Less current portion	(2,969,535)	(2,969,535)
Long-term portion	$2,534,473	$2,508,000

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2022	December 31, 2021

Loans payable to GPIL	$274,895	$192,439

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

5 - Common Stock Issuances

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

On October 28, 2021, the Company issued 550.000 restricted shares for compensation valued at $ 22,600.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

As of June 30, 2022 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of June 30, 2022, the Company was committed under 17 construction contracts outstanding with home owners and investors with contract prices totaling $ $8,687,017, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. At any given time, construction contracts may be delayed due to material changes in the scopes of work, delays in client funding, or other unforeseen conditions. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

DHDC currently has an Employment Agreement in force with a Sales Manager. The original agreement expired on May 8, 2019 and has been renewed on a yearly basis since that time and is currently in force. The agreement provides for compensation based on sales.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

On February 28, 2020 the Company executed a lease for an office space located at 800 Riverview Drive in Brielle, which the Company feels will better serve the southern Monmouth clientele. The lease term is 2 years, and the total rent is $25,140. The lease has been extended.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of June 30, 2022, the outstanding principal balance was $911,160.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2022 and 2021, the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $ 180,992 and $173,352, respectively.

9 - Stock Warrant

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

The Company has sold and closed title to the 112 unit apartment property in Clayton, NJ. The Company will realize a substantial gain through the sale of this property in the 3rd quarter of 2022.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2022 and 2021. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Building on a history of over 2,400 new homes built with over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builders have struggled to adapt to the changing market and complex Federal, State and local regulations” builder for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes is positioned to capitalize on this opportunity for substantial revenue growth.

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

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction and renovations. The amount of these projects currently under contract as of June 30, 2022 is $8,687,017.

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

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is actively working with several permanent lenders to finalize an infrastructure and construction finance facility.

The Company is preparing to begin infrastructure work on the property, and will be clearing the property in the short term. Infrastructure work should begin in the last quarter of 2022 or early 2023.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property is currently in the final stages of the approval process. This development is scheduled to begin construction in 2023.

Preliminary approval was granted.

It is anticipated that the balance of the development approvals will cost approximately +/- $20,000.

The Company may need to seek loans from funding sources to finance infrastructure and vertical construction for this project.

The Company acquired this property occurred on June 29, 2021. The Company is currently in title.

Clayton NJ – 112 Apartments

On February 26, 2021, the Company took title to the property via an assemblage of 3 parcels.

The Company successfully obtained Redevelopment Approval from the Borough in July 2021 and Preliminary and Final Site Plan approval in December of 2021.

Subsequent event: The Company sold this property on 8/15/22.

Louis Avenue – Bayville, NJ – In title

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2021.

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

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the October 2022 meeting.

Additional comments

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

Management hopes for steady growth in all segments of the company, since the rebuilding process will continue for the foreseeable future, and the Build to Lease category is very strong and growing. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 15,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars. The company anticipates being able to efficiently address 5% - 10% of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations and Build to Lease developments.

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 31, 2022 and 2021.

Results of Operations - Comparison for the six months ended June 30, 2022 and 2021.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2022 and 2021 (Unaudited)

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$2,077,407	$2,158.339

Cost of construction contracts	1,412,956	1,751,549

Gross profit	664,451	406,790

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $113,200, respectively	408,093	456,999
Depreciation expense	3.387	3.378

Total operating expenses	411,480	460,377

Income (loss) from operations	252,971	(53,587)

Other income (expenses):
Interest expense	(58,752)	(21,335)
Total other income (expenses)	(58,752)	(21,335)

Net income (loss) before income taxes	194,219	(74,922)
Provision for income taxes	-	-

Net income (loss)	$194,219	$(74,922)

Revenues

For the six months ended June 30, 2022 and 2021, revenues were $2,077,407 and $2,158,339, respectively.

Cost of Sales

For the six months ended June 30, 2022 and 2021, cost of construction contracts were $1,412,956 and $1,781,549, respectively. The decrease was mainly due from material and labor cost.

Operating Expenses

Operating expenses decreased $48,897 from $460,377 in 2021 to $411,480 in 2022. This decrease is mainly due from stock-based compensation in the amount of $113,200.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, our cash balance was $122,844 and $191,439, respectively, total assets were $9,004,661 and $8,130,754, respectively, and total liabilities amounted to $8,325,688 and $7,646,000, respectively, including loans payable to related parties of $274,895 and $192,439, respectively. As of June 30, 2022 and December 31, 2021, the total stockholders’ equity was $678,973 and $484,754, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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
August 22, 2022
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

