Form 10-Q
period 2022-09-30
Dream Homes & Development Corp.
filed 2022-11-21
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of November 21, 2022 was 35,824,493

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$427,767	$191,439
Accounts receivable, net of allowance for doubtful accounts ($29,838)	654,661	357,411
Employee advances	-	2,705
Contract assets	525,025	258,645
Total current assets	1,607,453	810,200

PROPERTY AND EQUIPMENT, net	32,670	17,300

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($43,000)	32,000	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,316,195	7,269,054

Total assets	$7,990,518	$8,130,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$695,487	$342,688
Accrued interest	200,348	120,073
Deposits held	425,000	16,001
Contract liabilities	196,222	413,568
Note payable-line of credit	908,660	925,160
Mortgages payable, current portion	1,388,563	2,969,535
Note payable-bank	365,886	158,536
Loans payable-related party	254,895	192,439
Total current liabilities	4,435,061	5,138,000
Long-Term Mortgages payable	2,084,472	2,508,000
Total liabilities	6,519,533	7,646,000
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2022 and December 31, 2021, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2022 and December 31, 2021, there are 35,824,493 shares outstanding, respectively	35,824	35,824
Additional paid-in capital	2,240,120	2,240,120
Accumulated deficit	(804,959)	(1,791,190)

Total stockholders’ equity	1,470,985	484,754

Total liabilities and stockholders’ equity	$7,990,518	$8,130,754

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$992,274	$911,566
Sale of property held for development	3,200,000	-
Total revenue	4,192,274	911,566

Cost of property held for development	2,021,700	-
Cost of construction contracts	1,042,831	746,801
Total cost of contract revenue/property held for development	3,064,531	746,801

Gross profit	1,127,743	164,765

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $14,000, respectively	359,566	286,688
Depreciation expense	261	1,689

Total operating expenses	359,827	288,377

Income (loss) from operations	767,916	(123,612)

Other income (expenses):
Forgiveness of PPP loan	51,356	-
Interest expense	(27,260)	(40,779)
Total other income (expenses)	24,096	(40,779)

Net income before income taxes	792,012	(164,391)
Provision for income taxes	-	-

Net income	$792,012	$(164,391)

Basic and diluted income per common share	$.02	$.00

Weighted average common shares outstanding-basic and diluted	35,824,493	34,735,354

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$3,069,681	$3,069,905
Sale of property held for development	3,200,000	-
Total revenue	6,269,681	3,069,905

Cost of property held for development	2,021,700	-
Cost of construction contracts	2,455,787	2,498,350
Total cost of contract revenue/property held for development	4,477,487	2,498,350

Gross profit	1,792,194	571,555

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $127,200, respectively	767,659	743,687
Depreciation expense	3,648	5,067

Total operating expenses	771,307	748,754

Income (loss) from operations	1,020,887	(177,199)

Other income (expenses):
Forgiveness of PPP loan	51,356	-
Interest expense	(86,012)	(62,114)
Total other income (expenses)	(34,656)	(62,114)

Net income (loss) before income taxes	986,231	(239,313)
Provision for income taxes	-	-

Net income (loss)	$986,231	$(239,313)

Basic and diluted income (loss) per common share	$.03	$(.00)

Weighted average common shares outstanding-basic and diluted	35,824,493	34,136,759

The accompanying notes are an integral part of these financial statement

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For nine months ended September 30, 2022 and 2021

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the nine months ended September 30, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960
Net income for the three months ended June 30, 2022				29,013	29,013
Balance at June 30, 2022	35,824,493	$35,824	$2,240,120	$(1,596,971)	$678,973

Net income for the three months months ended September 30, 2022				792,012	792,012
Balance at September 30, 2022	35,824,493	$35,824	$2,240,120	$(804,959)	$1,470,985
For the nine months ended September 30, 2021:
Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,600,230)	$504,914
Issuance of 2,830,000 restricted common shares for stock-based compensation at $.04 per share	2,830,000	2,830	110,370		113,200
Net loss for the three months ended March 31, 2021	-	-	-	(118,296)	(118,296)
Balance at March 31, 2021	34,494,493	$34,494	$2,183,850	$(1,718,526)	$499,818
Net income for the three months ended June 30, 2021				43,374	43,374
Balance at June 30, 2021	34,494,493	$34,494	$2,183,850	$(1,675,152)	$543,192

Issuance of 280,000 restricted common stock at $.05 per share	280,000	280	13,720		14,000
Net loss for the three months months ended September 30, 2021				(164,391)	(164,391)
Balance at September 30, 2021	34,774,493	$34,774	$2,197,570	$(1,839,543)	$392,801

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$986,231	$(239,313)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	3,648	5,067
Sale of property held for development	-	130,034
Stock-based compensation	-	127,200
Changes in operating assets and liabilities:
Accounts receivable	(297,250)	24,521
Employee advances	2,705	-
Mortgage receivable	-	(25,000)
Loan receivable, related party	-	16,004
Contract assets	(266,380)	(147,163)
Accounts payable and accrued liabilities	352,799	383,400
Accrued interest	80,275	62,114
Contract liabilities	(217,346)	81,750
Net cash provided in operating activities	644,682	418,614

INVESTING ACTIVITIES
Purchase of vehicle	(19,018)	-
Deposits and costs coincident to acquisition of land for development	-	(1,302,014)
Net cash used in investing activities	(19,018)	(1,302,014)

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	(16,500)	643,000
Payments on acquisition of property held for development	(591,286)	-
Proceeds from loans payable-other	-	6,670
Proceeds from note payable-bank	207,350	134,500
Loan forgiveness	(51,356)	(82,895)
Proceeds from loans-related party	62,456	289,224
Net cash provided (used) in financing activities	(389,336)	990,499

NET INCREASE (DECREASE) IN CASH	236,328	107,099

CASH BALANCE, BEGINNING OF PERIOD	191,439	55,519

CASH BALANCE, END OF PERIOD	$427,767	$162,618

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,830,000 restricted common stock for compensation	$-	$113,200

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021

(Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the years since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

In addition to the coastal construction market, Dream Homes will continue to pursue opportunities in new single and multi-family home construction, with new developments totaling 218 units in title, or under contract and in development. Dream Homes’ operations will include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2022	December 31, 2021

Office equipment	$5,115	$5,115
Vehicles/Modular homes	60,772	58,065
Less: Accumulated depreciation	(33,217)	(45,880)

Property and Equipment- net	$32,670	$17,300

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $3,648 and $5,067, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2022	December 31, 2021

Deposits and acquisition costs	$1,813,445	$1,579,789
Construction and other costs for development	4,502,750	5,689,265

Total	$6,316,195	$7,269,054

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and is actively working with several permanent lenders to finalize an infrastructure and construction finance facility.

The Company is preparing to begin heavy infrastructure work on the property, and clearing has been completed and the site stabilized for soils erosion control. Infrastructure work should begin in the last quarter of 2022 or early 2023.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property has received final approvals, Department of Transportation approval, CAFRA approval, MUA, County, Fire and other outside agency approvals. This development is scheduled to begin construction in 2023.

Preliminary approval was granted in 2021 and Final approval was granted in fall of 2022.

It is anticipated that costs for the balance of the development approvals will be approximately +/- $20,000.

The Company may need to seek loans from funding sources to finance infrastructure and vertical construction for this project.

The Company acquired this property occurred on June 29, 2021 and is currently in title.

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

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the January 2023 planning board meeting.

Mortgages on Properties Held for Development:

	September 30, 2022	December 31, 2021
Edisto Loan Fund, LLC	$1,388,563	$2,969,535
Lynx Asset Services, LLC	1,760,935	1,725,000
AC Development, LLC	-	450,000
AVB Development	323,537	333,000
Total mortgages payable	3,473,035	5,477,535
Less current portion	(1,388,563)	(2,969,535)
Long-term portion	$2,084,472	$2,508,000

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2022	December 31, 2021

Loans payable to GPIL	$254,895	$192,439

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

On October 28, 2021, the Company issued 550,000 restricted shares for compensation valued at $ 22,600..

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

As of September 30, 2022 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of September 30, 2022, the Company was committed under 15 construction contracts outstanding with home owners and investors with contract prices totaling $ 7,093,273, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of September 30, 2022, the outstanding principal balance was $908,660.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the nine months ended September 30, 2022 and 2021, the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $ 279,053 and $173,352, respectively.

9 - Stock Warrant

Effective April 1, 2019, any previous warrants issued by the Company were cancelled.

10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company had no subsequent events that require disclosure

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended September 30, 2022 and 2021. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects. The Company is also in contract for a 63 unit age=restricted property located in Gloucester County which will also be held for rental.

Dream Homes and Development Corporation will continue to pursue opportunities in the real estate field, specifically in new home construction and renovations. The amount of these projects currently under contract as of September 30, 2022 is $7,093,273.

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

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and is actively working with several permanent lenders to finalize an infrastructure and construction finance facility.

The Company is preparing to begin heavy infrastructure work on the property, and clearing has been completed and the site stabilized for soils erosion control. Infrastructure work should begin in the last quarter of 2022 or early 2023.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property has received final approvals, Department of Transportation approval, CAFRA approval, MUA, County, Fire and other outside agency approvals. This development is scheduled to begin construction in 2023.

Preliminary approval was granted in 2021 and Final approval was granted in fall of 2022.

It is anticipated that costs for the balance of the development approvals will be approximately +/- $20,000.

The Company may need to seek loans from funding sources to finance infrastructure and vertical construction for this project.

The Company acquired this property on June 29, 2021 and is currently in title.

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

The Company is in the process of applying for preliminary and final site plan approval and should be heard at the January 2023 planning board meeting.

Additional comments

Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit.

The Company was awarded the Ocean County Best of the Best Awards for 2017, 2018, 2019 & 2020 in two categories (Best Custom Modular Builder and Best Home Improvement Contractor), which has caused significant new awareness and interest from the public. This has led to more showroom traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream Homes due to its superior performance and reliability.

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

Management hopes for steady growth in all segments of the company, since the rebuilding process will continue for the foreseeable future, and the Build to Lease category is very strong and growing. The combined total number of homes affected by Storm Sandy that will need to be raised or demolished and rebuilt is in excess of 30,000 homes, of which less than 15,000 have been rebuilt. This remaining combined market for new construction and elevation projects in the Company’s market area is estimated to be in the range of $3.4 billion dollars. The company anticipates being able to efficiently address a good portion of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation will continue to pursue opportunities in the construction and real estate field, specifically in new home construction, home elevations and renovations and Build to Lease developments.

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2022 and 2021.

Results of Operations - Comparison for the nine months ended September 30, 2022 and 2021.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$3,069,681	$3,069,905
Sale of property held for development	3,200,000	-
Total revenue	6,269,681	3,069,905

Cost of property held for development	2,021,700	-
Cost of construction contracts	2,455,787	2,498,350
Total cost of contract revenue/property held for development	4,477,487	2-498,350

Gross profit	1,792,194	571,555

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $127,200, respectively	767,659	743,687
Depreciation expense	3,648	5,067

Total operating expenses	771,307	748,754

Income (loss) from operations	1,020,887	(177,199)

Other income (expenses):
Forgiveness of PPP loan	51,356	-
Interest expense	(86,012)	(62,114)
Total other income (expenses)	(34,656)	(62,114)

Net income (loss) before income taxes	986,231	(239,313)
Provision for income taxes	-	-

Net income (loss)	$986,231	$(239,313)

Basic and diluted income (loss) per common share	$.03	$(.00)

Weighted average common shares outstanding-basic and diluted	35,824,493	34,136,759

Revenues

For the nine months ended September 30, 2022 and 2021, revenues were $6,269,681 and $3,069,905 respectively.

The increase is due to the sale of property held for development in the amount of $ 3,200,000.

Cost of Sales

For the nine months ended September 30, 2022 and 2021, cost of construction contracts were $2,455,787 and $2,498,350, respectively. The cost of property held for development which was sold was $ 2,021,700 for the nine months ended September 30, 2022 and $ 0 for the nine months ended September 30, 2021.

,

Operating Expenses,

Operating expenses increased from $748,754 in 2021 to $771,307 in 2022.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, our cash balance was $427,767 and $191,439, respectively, total assets were $7,990,518 and $8,130,754, respectively, and total liabilities amounted to $6,519,533 and $7,646,000, respectively, including loans payable to related parties of $254,895 and $192,439, respectively. As of September 30, 2022 and December 31, 2021, the total stockholders’ equity was $1,470,985 and $484,754, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings which management considers to be material.

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
November 21, 2022
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

