Form 10-K
period 2022-12-31
Dream Homes & Development Corp.
filed 2023-04-17
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-55445

DREAM HOMES & DEVELOPMENT CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Nevada	40-0011701
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

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

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 17, 2023

Common Stock, par value $0.001	35,824,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2022): None

CERTAIN DEFINITIONS

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

Management anticipates steady growth in this division of the company, since the rebuilding process will continue indefinitely. The company anticipates being able to address a percentage of this market. Dream Homes’ potential operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

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

In addition to the existing elevation, renovation and new home projects currently in process, Dream has also estimated an additional $5,800,000 worth of residential construction projects and currently has over 500 active prospects to its data base. All these prospects are prime candidates for new stick and modular homes, elevations and rebuilding projects.

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

Our Markets

The Company continues to focus on growing as a fully integrated real estate construction and development company specializing in the construction of townhouses, single-family homes and all types of residential properties. In addition, the Company performs elevation and moving of homes and development and sale of approved and improved land. Operations are located primarily in central and southern New Jersey. Principal real estate operations are currently conducted in the central & southern part of the State of New Jersey, although it is our intention to expand into additional markets based on market demand.

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

In our opinion, the southern New Jersey real estate market represents one of the most attractive real estate investment opportunities, with the greatest opportunity for future appreciation being concentrated in Ocean, Atlantic, Cape May, Monmouth and Middlesex counties. These areas primarily fall within 1-hour driving time, and serve as “bedroom” communities for, the Atlantic City, New York and Philadelphia metropolitan areas. In our opinion, the residential housing demand in this area, particularly in the market segments which we intend to address, enjoys a fundamental support level, based on several factors. These factors include excellent air, rail and road infrastructure (Atlantic City and Philadelphia), Casino and support services also in Atlantic City & Philadelphia, tourism, and a central location between Philadelphia and New York. Additionally, there has been a chronic affordable housing shortage throughout New Jersey and all indication are that condition will continue the foreseeable future. This situation plays well into the Company’s strengths, which are focused on entry-level or first time move-up housing, as well as elevations and renovations of existing damaged homes. Finally, all these market areas have tremendous growth potential due to market effects on the already very limited available housing supply.

Employees

The company relies on certain administrative & payroll support for employees from Dream Homes Ltd., which currently has an ownership interest in the Company. DHL provides payroll services that includes officers of the Company as well as employees and allocates payroll proportionately as required.

There are currently 8 full time employees, including 3 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2022, the Company has not entered into any employment or consulting agreements.

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

Vito DeMaio, Esq., General Counsel, Litigation

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

As of December 31, 2022, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

As of December 31, 2022, there were 35,824,493 shares of common stock issued and outstanding held by approximately 77 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2022	December 31, 2021

Statements of Income:
Revenue	$6,310,883	$3,884,946
Gross profit	1,079,725	777,770
Income (loss) from operations	205,522	(47,697)
Net income (loss)	$154,090	$(170,478)
Basic and diluted income (loss) per common share	$.00	$(.00)
Balance Sheet Data:
Cash	$525,389	$191,439
Total assets	7,182,456	8,130,754
Total liabilities	6,543,612	7,646,000
Total Stockholders’ equity	$638,844	$484,754

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

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2022 is $6,024,890.

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

The Company is preparing to begin heavy infrastructure work on the property, and clearing has been completed and the site stabilized for soils erosion control. Infrastructure work should began in the last quarter of 2022 and will continue in 2023.

The Company closed on a funding package for Berkeley Terrace on 3/31/23, which included refinancing the land debt, and placing a funding facility for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

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

The Company has been deemed complete and will be heard for preliminary and final site plan approval at the April 24, 2023 planning board meeting.

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

Additional Comment

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021

Revenue:
Construction contracts	$6,310,883	$3,884,946

Cost of construction contracts	5,231,158	3,107,176

Gross profit	1,079,725	777,770

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $170,000, respectively	871,797	818,711
Depreciation expense	2,406	6,756

Total operating expenses	874,203	825,467

Income (loss) from operations	205,522	(47,697)

Other income (expenses):
Loan forgiveness	51,360	-
Interest expense	(102,792)	(122,781)
Total other income (expenses)	(51,432)	(122,781)

Net income (loss) before income taxes	154,090	(170,478)
Provision for income taxes	-	-

Net income (loss)	$154,090	$(170,478)

Results of Operations - Comparison for the years ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and December 31, 2021, net revenues were $6,310,883 as compared to $3,884,946 for the year ended December 31, 2021, resulting in a increase in net revenues of $2,425,937. As of December 31, 2022 and 2021, all of our sales were domestic. Increase due to acquisition of major construction contracts.

Cost of Construction contracts and Sales

For the years ended December 31, 2022 and December 31, 2021, cost of construction contracts and sales were $5,231,158 as compared to $3,107,176, resulting in an increase in cost of construction contracts of $2,123,982. Increase due to acquisition of major construction contracts.

Operating Expenses

Operating expenses increased $48,736 from $825,467 in 2021 to $874,203 in 2022. The increase was primarily due to commission expenses and selling, general and administration expenses.

Major selling, general and administrative expenses for the year ended December 31, 2022 of $874,203 include salary expense of $391,615, bad debts of $128,362, insurance of $44,234, sales commissions expense of $48,852, and rent expense of $52,000.

Major selling, general and administrative expenses for the year ended December 31, 2021 of $818,711 include salary expense of $327,256, professional fees of $69,349, vehicle expenses of $25,531, insurance of $44,234 , stock based compensation of $170,800, sales commissions expense of $125,314, and rent expense of $62,698.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, our cash balance was $525,389 and $191,439, respectively, total assets were $ 7,182456 and $8,130,754, respectively, and total current liabilities amounted to $6,543,612 and $7,646,000, respectively, including loans payable to related parties of $254,895 and $192,439, respectively. As of December 31, 2022 and 2021, the total stockholders’ equity was $638,844 and $484,432, respectively.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Dream Homes & Development Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Homes & Development Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-years in the period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Red Bank, NJ

April 17, 2023

331 Newman Springs Road Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$525,389	$191,439
Accounts receivable, net of allowance for doubtful accounts ($0 and $29,838)	213,008	357,411
Employee advances	-	2,705
Contract assets	256,558	258,645
Total current assets	994,955	810,200

PROPERTY AND EQUIPMENT, net	6,216	17,300

OTHER ASSETS
Accounts receivable, net of allowance for doubtful accounts ($0 and$43,000)	-	32,000
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,179,085	7,269,054

Total assets	$7,182,456	$8,130,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$644,913	$342,688
Accrued interest	227,308	120,073
Deposits held	10,000	16,001
Contract liabilities	256,757	413,541
Note payable-line of credit	908,660	925,160
Note payable-bank	492,500	158,563
Mortgages payable	3,113,563	2,969,535
Loans payable to related parties	254,895	192,439
Total current liabilities	5,908,596	5,138,000
Long-term mortgages payable	635,016	2,508,000
Total liabilities	6,543,612	7,646,000

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2022 and 2021, there are no shares outstanding
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2022 and 2021, there are 35,824,493 and 31,664,493 shares outstanding, respectively	35,824	35,824
Additional paid-in capital	2,240,120	2,240,120
Accumulated deficit	(1,637,100)	(1,791,190)

Total stockholders’ equity	638,844	484,754

Total liabilities and stockholders’ equity	$7,182,456	$8,130,754

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Year ended December 31, 2021

Revenue:
Construction contracts	$6,310,883	$3,884,946

Cost of construction contracts	5,231,158	3,107,176

Gross profit	1,079,725	777,770

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $170,000, respectively	871,797	818,711
Depreciation expense	2,406	6,756

Total operating expenses	874,203	825,467

Income (loss) from operations	205,522	(47,697)

Other income (expenses):
Loan forgiveness	51,360	-
Interest expense	(102,792)	(122,781)
Total other income (expenses)	(51,432)	(122,781)

Net income (loss) before income taxes	154,090	(170,478)
Provision for income taxes	-	-

Net income (loss)	$154,090	$(170,478)

Basic and diluted income (loss) per common share	$.00	$(.00)

Weighted average common shares outstanding-basic and diluted	35,824,493	34,487,734

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	31,664,493	$31,664	$2,073,480	$(1,620,712)	$484,432

Issuance of 2,830,000 restricted common shares for stock-based compensation valued at $ 113,200	2,830,000	2,830	110,370		113,200
Issuance of 280,00 restricted common shares for legal services valued at $ 14,000	280,000	280	13,720		14,000
Issuance of 1,050,000 restricted common share for stock-based compensation valued at $ 43,600	1,050,000	1,050	42,550		43,600
Net loss for the year ended December 31, 2021				(170,478)	(170,478)
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754

Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754

Net income for the year ended December 31, 2022				154,090	154,090

Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021

OPERATING ACTIVITIES
Net income (loss)	$154,090	$(170,478)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	2,406	6,756
Stock-based compensation	-	170,800
Changes in operating assets and liabilities:
Accounts receivable	176,403	(260,905)
Employee advances	2,705	-
Contract assets	2,087	(205,178)
Accounts payable and accrued liabilities	409,460	214,819
Deposits held	6,001	16,001
Contract liabilities	(156,784)	190,303
Income taxes payable	-	-
Net cash used in operating activities	596,368	(37,882)

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(19,018)	-
Deposits and costs coincident to acquisition of land for development	-	(761,825)
Net cash used in investing activities	(19,018)	(761,825)

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	(16,500)	675,000
Payments on acquisition of property held for development	(623,293)	-
Proceeds from bank note	333,937	158,563
Proceeds from loans payable to related parties, net	62,456	188,768
Proceeds from loans payable-PPP (forgiveness)	-	(82,895)
Net cash provided (used) by financing activities	(243,400)	939,436

NET INCREASE (DECREASE) IN CASH	333,950	139,729

CASH BALANCE, BEGINNING OF PERIOD	191,439	51,710

CASH BALANCE, END OF PERIOD	$525,389	$191,439

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of restricted common stock for compensation	$-	$170,800
Mortgages payable for acquisition of property held for development	$-	$4,963,563

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2022	December 31, 2021

Office equipment	$5,115	$5,115
Vehicles	60,772	58,065
Less: Accumulated depreciation	(59,671)	(45,880)

Property and Equipment- net	$6,216	$17,300

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,406 and $6,756, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2022	December 31, 2021

Lacey Township, New Jersey, Pines property:

Cost to acquire property	1,692,178	1,115,577
Site engineering, permits, and other costs	809,245	364,066
Total Pines property	2,501,423	1,479,643

Berkeley Township, New Jersey, Tallwoods:
Deposit	-	10,000
Site engineering, permits, and other costs	-	90,146
Total Tallwoods contract	-	100,146

Other deposits:
Clayton, New Jersey - 112 apartments	-	2,457,085
Louis Avenue, Bayville, New Jersey-17 units	619,264	408,271
Berkeley Terrace – Bayville, New Jersey 70 units	2,506,990	2,506,990
Station Dr – Forked River, New Jersey	-	99,032
Autumn Run – Clayton – New Jersey – 62 units	411,523	112,491
Academy St – Clayton, New Jersey – 2 lots	-	36,133
Other	139,885	69,263
Total other deposits	3,677,662	5,689,265

Total	$6,179,085	$7,269,054

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and is actively working with several permanent lenders to finalize an infrastructure and construction finance facility.

The Company is preparing to begin heavy infrastructure work on the property, and clearing has been completed and the site stabilized for soils erosion control. Infrastructure work should began in the last quarter of 2022 and will continue in 2023.

The Company closed on a funding package for Berkeley Terrace on 3/31/23, which included refinancing the land debt, and placing a funding facility for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

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

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company has been deemed complete and will be heard for preliminary and final site plan approval at the April 24, 2023 planning board meeting.

Mortgages on Properties Held for Development:

	December 31, 2022	December 31, 2021
Edisto Loan Fund, LLC	$1,388,563	$2,969,535
Lynx Asset Services, LLC	1,725,000	1,725,000
AC Development, LLC	311,479	450,000
AVB Development	323,537	333,000
Total mortgages payable	3,748,579	5,477,535
Less current portion	(3,113,563)	(2,969,535
Long-term portion	$635,016	$2,508,000

4-Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	December 31, 2022	December 31, 2021

Loans payable to chief executive officer	$-	$-
Loans payable to GPIL	254,895	192,439
Total	$254,895	$192,439

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of December 31, 2022 and 2021 aggregate $ 37,250 and $ 17,100, respectively.

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

On October 28, 2021, the Company issued 550.000 restricted shares for compensation valued at $ 22,600..

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Year ended December 31, 2022	Year ended December 31, 2021

Expected tax at 21%	$32,359	$(35,800)
State income taxes, net of federal income tax benefit	10,780	(15,343)
Non-deductible stock-based compensation	-	35,868
Non-taxable loan forgiveness income	(13,868)
Change in valuation allowance/NOL carryforward	(29,271)	15,275
Provision for (benefit from) income taxes	$-	$-

7- Commitments and Contingencies

Construction Contracts

As of December 31, 2022, the Company was committed under 17 construction contracts outstanding with home owners and investors with contract prices totaling $ 6,024,890, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of December 31, 2022, the outstanding principal balance was $908,660.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 31, 2022 and 2021, selling, general and administrative expenses include $165,000 and $144,000, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $95,800 and $81,100, respectively, salary paid to the Company’s Chief Executive Officer, and $71,900 respectively salary paid to the Company’s Secretary and Senior VP.

9 - Stock Warrants

The Company has no outstanding warrants.

10 – Subsequent Events

The Company closed on a funding package for Berkeley Terrace on 3/31/23, which included refinancing the land debt, and placing a funding facility for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2022.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	57	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Christopher Dietrich, Esq.	75	SEC Council, Director

Richard Pezzullo	64	Director

Valerie Jones	51	Senior Vice-president, Board Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2022	$81,100	-0-	$		-0-	-0-	-0-	-0-	$
President, CEO	2021	$80,600	-0-		$155,000	$-0-	-0-	-0-	-0-		$233,000
and Treasurer

Valerie Jones	2022	$71,900	-0-	$		-0-	-0-	-0-	-0-
Secretary	2021	$63,700	-0-		$30,000	$18,127	-0-	-0-	-0-		$88,600

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by DHL, which is currently a 11.74% owner of the Company.

CHANGE OF CONTROL

As of December 31, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2022 and as of the date of the filing of this annual report by:

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

The percent of class is based on 35,824,393 shares of common stock issued and outstanding as of December 31, 2022.

(1) Includes 4,049,996 shares owned by Dream Homes Ltd. (DHL) and 2,265,575 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Monahan, her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2022 and 2021, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2022	2021
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 17, 2023	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

