Form 10-Q
period 2023-03-31
Dream Homes & Development Corp.
filed 2023-05-22
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55445

DREAM HOMES & DEVELOPMENT CORPORATION

(Exact Name of Registrant As Specified In Its Charter)

Nevada	40-0011701
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

314 South Main Street, Forked River, New Jersey 08731

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of May 22, 2023 was 40,214,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$191,114	$525,389
Accounts receivable	191,399	213,008
Prepaid fees-property held for development	398,304	-
Contract assets	165,912	256,558
Total current assets	946,729	994,955

PROPERTY AND EQUIPMENT, net	4,641	6,216

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,486,968	6,179,085

Total assets	$7,440,538	$7,182,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$678,817	$644,913
Accrued interest	261,683	227,308
Deposits held	10,000	10,000
Contract liabilities	41,612	256,757
Note payable-line of credit	927,660	908,660
Mortgages payable, current portion	1,388,563	3,113,563
Note payable-bank	360,142	492,500
Notes payable -others	544,965	-
Loans payable-related party	472,820	254,895
Total current liabilities	4,686,262	5,908,596
Long-Term Mortgages payable	2,015,016	635,016
Total liabilities	6,701,278	6,543,612
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2023 and December 31, 2022, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2023 and December 31, 2022, there are 35,824,493 shares outstanding, respectively	35,824	35,824
Additional paid-in capital	2,240,120	2,240,120
Accumulated deficit	(1,536,684)	(1,637,100)

Total stockholders’ equity	739,260	638,844

Total liabilities and stockholders’ equity	$7,440,538	$7,182,456

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three Months Ended March 31, 2023 and 2022 (Unaudited)

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,104,466	$995,205

Cost of construction contracts	651,444	584,866

Gross profit	453,022	410,339

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $0, respectively	295,434	216,022
Depreciation expense	1,575	1,689

Total operating expenses	297,009	217,711

Income from operations	156,013	192,628

Other income (expenses):
Interest expense	(55,597)	(27,422)
Total other income (expenses)	(55,597)	(27,422)

Net income before income taxes	100,416	165,206
Provision for income taxes	-	-

Net income	$100,416	$165,206

Basic and diluted income per common share	$.00	$.00

Weighted average common shares outstanding-basic and diluted	35,824,493	35,824,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the three months ended March 31, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960

For the three months ended March 31, 2023:
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844
Net income for the three months ended March 31, 2023	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	$35,824	$2,240,120	$(1,536,684)	$739,260

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$100,416	$165,206
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	1,575	1,689
Sale of property held for development	-	-
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	21,609	115,907
Employee advances	-	2,705
Prepaid fees-property held for development	(398,304)	-
Contract assets	90,646	(73,749)
Accounts payable and accrued liabilities	104,127	52,415
Accrued interest	34,375	25,685
Contract liabilities	(215,145)	(239,379)
Net cash provided (used) in operating activities	(260,701)	50,479

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	(307,883)	(531,224)
Net cash used in investing activities	(307,883)	(531,224)

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	19,000	(12,000)
Proceeds from mortgages	1,350,000	-
Proceeds from notes payable-other	544,965	31,028
Payments on mortgages	(1,725,000)	-
Proceeds from related party loans	177,702	-
Payments on bank note	(196,500)	-
Proceeds from bank note	64,142	397,771
Net cash provided in financing activities	234,309	416,799

NET (DECREASE) IN CASH	(334,275)	(63,946)

CASH BALANCE, BEGINNING OF PERIOD	525,389	191,439

CASH BALANCE, END OF PERIOD	$191,114	$127,493

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 2,830,000 restricted common stock for compensation	$-	$-

The accompanying notes are an integral part of these financial statements

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

(Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes in 2012, Dream Homes has helped hundreds of homeowners to rebuild, raise and renovate their homes to comply with new FEMA requirements.

In addition to the coastal construction market, Dream Homes continues to pursue opportunities in new single and multi-family home construction, with new developments totaling 217 units in title or under contract and in development. Dream Homes’ operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, entry-level and first time move-up single-family and multi-family homes.

A new trend in the real estate market which has experienced significant growth in the last year is the emerging Build To Lease trend. This focus and concentration on building both single and multi-family developments with the intention to lease them immediately upon completion is occurring due to several factors. One is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease developments, as opposed to more traditional Build To Sell developments due to the perception of Build To Lease as a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics based on capitalization rates has spurred a large growth in this market segment.

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, as well as 62 units in development in Gloucester County, are scheduled to be Build for Lease. The Company now intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income and tax benefits from ownership. This strategy will create a very significant revenue stream for the Company and will become a third division of the Company, in addition to custom new homes and renovation/elevation projects.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2023	December 31, 2022

Office equipment	$5,115	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(61,246)	(59,671)

Property and Equipment- net	$4,641	$6,216

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,575 and $1,689, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2023	December 31, 2022

Lacey Township, New Jersey, Pines property:

Cost to acquire property	1,692,178	1,692,178
Site engineering, permits, and other costs	809,245	809,245
Total Pines property	2,501,423	2,501,423

Other Costs to acquire property and deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	2,814,873	2,506,990
Autumn Run – Clayton – New Jersey – 62 units	411,523	411,523
Other	139,885	139,885
Total other deposits	3,985,545	3,677,662

Total	$6,486,968	$6,179,085

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and recently finalized an infrastructure and construction finance facility.

This funding package closed on 3/31/23, and included refinancing of the land debt, and the placement of a funding facility for site construction, and funding vertical construction of the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company will begin heavy infrastructure work on the property in May of 2023, with land clearing completed and the site stabilized for soils erosion control.

The vertical construction of Building 1 will begin in August of 2023.

Lacey Township, New Jersey, “Dream Homes at the Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property has received final approvals, Department of Transportation approval, CAFRA approval, MUA, County, Fire and other outside agency approvals. This development is scheduled to begin construction in late 2023 or early 2024.

The Company acquired this property on June 29, 2021 and is currently in title.

Preliminary approval was granted in 2021 and Final approval was granted in fall of 2022.

The Company is actively seeking loans with funding sources to finalize infrastructure and vertical construction for this project.

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company will submit for finals in the 2nd quarter of 2023.

Mortgages on Properties Held for Development:

	March 31, 2023	December 31, 2022
Edisto Loan Fund, LLC – Lacey Pines	$1,388,563	$1,388,563
Lynx Asset Services, LLC	-	1,725,000
Anchor Loans, LP – Berkeley Terrace	1,350,000	-
AC Development, LLC - Berkeley Terrace	341,479	311,479
AVB Development – Louis Ave	323,537	323,537
Total mortgages payable	3,403,579	3,748,579
Less current portion	(1,388,563)	(3,113,563)
Long-term portion	$2,015,016	$635,016

4-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2023	December 31, 2022

Loan payable-Rich Pezzullo	$25,000	$-
Loan payable-Dream Homes, LTD	198,000	-
Loans payable to GPIL	249,820	254,895
Total	$472,820	$254,895

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of March 31, 2023 and December 31, 2022 aggregate $ 44,745 and $ 37,250, respectively.

Notes payable-others is summarized as follows:

	March 31, 2023	December 31, 2022

Note payable-Chipman Trust	$150,000	$-
Note payable-Maia Tsiklauri	200,000	-
Note payable-Channel	194,965	-
Total	$544,965	$-

The notes have interest ranging from 12% to 15% payable on demand. All notes are secured by real estate.

5 - Common Stock Issuances

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

As of March 31, 2023 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of March 31, 2023, the Company was committed under 13 construction contracts outstanding with home owners and investors with contract prices totaling $ 5,424,620, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of March 31, 2023 and December 31, 2022, the outstanding principal balance was $927,660 and $908,660, respectively.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the three months ended March 31, 2023 and 2022, the Company’s estimated share of DHL’s gross payroll and payroll taxes include $111,574 and $86,428, respectively.

9 - Stock Warrants

The Company has no outstanding warrants.

10 – Subsequent Events

On April 24, 2023, the Company issued 4,390,000 restricted common shares for compensation valued at $ 87,800.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2023 and 2022. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Building on a history of over 1,700 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other companies involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builder” for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes has capitalized on this opportunity for continued revenue growth.

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

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently all new multi-family developments located in Ocean County, which represent a total count of 155 units, will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

Management recognized that the effects of Super Storm Sandy, which occurred on 10/29/12, would continue to cause a steady demand for construction services. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, management feels that a continued focus on this portion of the market will continue to provide a stable revenue stream for the company.

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of the projects in the custom home division currently under contract as of March 31, 2023 is $5,424,620.

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

The Company has positioned itself to serve a significant portion of the entire coastal region, from southern Ocean County north to Middlesex County.

Properties Currently Owned

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and finalized an infrastructure and construction finance facility.

The funding package closed on 3/31/23, and included refinancing the land debt, and placing a funding facility for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company will begin heavy infrastructure work on the property in May of 2023, with land clearing completed and the site stabilized for soils erosion control.

The vertical construction of Building 1 will begin in August of 2023.

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

The Company is actively seeking loans with funding sources to finalize infrastructure and vertical construction for this project.

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company will submit for finals in the 2nd quarter of 2023.

These new developments which the Company owns as well as the one that is in development represent over $70 million in value in new construction. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Recently, Dream Homes has experienced solid growth in both the new home and elevation divisions, as well as strong additions to our personnel infrastructure, which are just now beginning to bear fruit.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2023 and 2022.

Results of Operations - Comparison for the three months ended March 31, 2023 and 2022.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,104,466	$995,205

Cost of construction contracts	651,444	584,866

Gross profit	453,022	410,339

Operating Expenses:
Selling, general and administrative	295,434	216,022
Depreciation expense	1,575	1,689

Total operating expenses	297,009	217,711

Income from operations	156,013	192,628

Other income (expenses):
Interest expense	(55,597)	(27,422
Total other income (expenses)	(55,597)	(27,422

Net income before income taxes	100,416	165,206
Provision for income taxes	-	-

Net income	$100,416	$165,206

Revenues

For the three months ended March 31, 2023 and 2022, revenues were $1,104,466 and $995,205, respectively. Increase due to commencing of new construction projects.

Cost of Sales

For the three months ended March 31, 2023 and 2022, cost of construction contracts were $651,444 and $584,866, respectively.

Operating Expenses

Operating expenses increased $79,298 from $217,71 in 2022 to $297,009 in 2023. This increase is mainly due from interest expense in the amount of $55,597 as of March 31, 2023 as to $27,422 in 2022..

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, our cash balance was $191,114 and $525,389, respectively, total assets were $7,440,538 and $7,182,456, respectively, and total current liabilities amounted to $6,701,278 and $6,543,612, respectively, including loans payable to related parties of $472,820 and $254,895, respectively. As of March 31, 2023 and December 31, 2022, the total stockholders’ equity was $739,260 and $638,844 , respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to its subscribers over time is dependent upon market conditions. The Company is subject to the same inflationary pressures that face all companies and these pressures have had an effect on our operations. The Company does not know how inflationary factors will impact future operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company faces no material legal proceedings at this time.

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
May 22, 2023
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

