Form 10-Q
period 2023-06-30
Dream Homes & Development Corp.
filed 2023-08-18
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of August 21, 2023 was 40,414,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,679	$525,389
Accounts receivable	127,848	213,008
Prepaid fees-property held for development	398,304	-
Contract assets	111,089	256,558
Total current assets	654,920	994,955

PROPERTY AND EQUIPMENT, net	3,066	6,216

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,158,634	6,179,085

Total assets	$7,818,820	$7,182,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$945,818	$644,913
Accrued interest	287,133	227,308
Deposits held	10,000	10,000
Contract liabilities	92,997	256,757
Note payable-line of credit	923,660	908,660
Mortgages payable, current portion	1,388,563	3,113,563
Note payable-bank	369,178	492,500
Notes payable -others	552,833	-
Loans payable-related party	436,820	254,895
Total current liabilities	5,007,002	5,908,596
Long-Term Mortgages payable	2,019,016	635,016
Total liabilities	7,026,018	6,543,612
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2023 and December 31, 2022, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2023 and December 31, 2022, there are 40,414,493 and 35,824,493 shares outstanding, respectively	40,414	35,824
Additional paid-in capital	2,327,330	2,240,120
Accumulated deficit	(1,574,942)	(1,637,100)

Total stockholders’ equity	792,802	638,844

Total liabilities and stockholders’ equity	$7,818,820	$7,182,456

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three Months Ended June 30, 2023 and 2022 (Unaudited)

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$706,669	$1,082,202

Cost of construction contracts	475,304	828,090

Gross profit	231,365	254,112

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	242,598	192,071
Depreciation expense	1,575	1,698

Total operating expenses	244,173	193,769

Income (loss) from operations	(12,808)	60,343

Other income (expenses):
Interest expense	(25,450)	(31,330)
Total other income (expenses)	(25,450)	(31,330)

Net income (loss) before income taxes	(38,258)	29,013
Provision for income taxes		-

Net income (loss)	$(38,258)	$29,013

Basic and diluted income (loss) per common share	$(.00)	$.00

Weighted average common shares outstanding-basic and diluted	39,190,495	35,824,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2023 and 2022 (Unaudited)

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,811,135	$2,077,407

Cost of construction contracts	1,126,748	1,412,956

Gross profit	684,387	664,451

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	538,032	408,093
Depreciation expense	3,150	3,387

Total operating expenses	541,182	411,480

Income from operations	143,205	252,971

Other income (expenses):
Interest expense	(81,047)	(58,752)
Total other income (expenses)	(81,047)	(58,752)

Net income before income taxes	62,158	194,219
Provision for income taxes		-

Net income	$62,158	$194,219

Basic and diluted income per common share	$.00	$.01

Weighted average common shares outstanding-basic and diluted	37,507,493	35,824,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the six months ended June 30, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months ended March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960
Net income for the three months ended June 30, 2022				29,013	29,013
Balance at June 30, 2022	35,824,493	$35,824	$2,240,120	$(1,596,971)	$678,973

For the six months ended June 30, 2021:
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844
Net income for the three months ended March 31, 2023	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	$35,824	$2,240,120	$(1,536,684)	$739,260
Issuance of 4,590,000 common shares	4,590,000	4,590	87,210		91,800
Net loss for the three months ended June 30, 2023				(38,258)	(38,258)
Balance at June 30, 2023	40,414,493	$40,414	$2,327,330	$(1,574,942)	$792,802

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$62,158	$194,219
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	3,150	3,387
Stock-based compensation	91,800	-
Changes in operating assets and liabilities:
Accounts receivable	85,160	38,502)
Employee advances	-	2,705
Prepaid fees-property held for development	(398,304)	-
Contract assets	145,469	(372,898)
Accounts payable and accrued liabilities	300,905	120,485
Accrued interest	59,828	53,015
Contract liabilities	(163,760)	(80,203)
Net cash (used) provided in operating activities	186,406	(40,788)

INVESTING ACTIVITIES
Purchase of vehicle	-	(5,790)
Deposits and costs coincident to acquisition of land for development	(979,549)	(609,391)
Net cash used in investing activities	(979,549)	(615,181)

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	15,000	(18,572)
Proceeds from mortgages	1,350,000	-
Payments on mortgages	(1,725,000)	-
Proceeds from notes payable-other	552,833	31,028
Proceeds from note payable-bank	107,175	491,462
Payments on bank notes	(196,500)	-
Proceeds from loans-related party	181,925	82,456
Net cash provided in financing activities	285,433	586,374

NET (DECREASE) IN CASH	(507,710)	(69,595)

CASH BALANCE, BEGINNING OF PERIOD	525,389	191,439

CASH BALANCE, END OF PERIOD	$17,679	$121,844

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 4,590,000 restricted common stock for compensation	$91,800	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2023 and 2022

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2023	December 31, 2022

Office equipment	$5,115	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(62,821)	(59,671)

Property and Equipment- net	$3,066	$6,216

Depreciation expense for the six months ended June 30, 2023 and 2022 was $3,150 and $3,387, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2023	December 31, 2022

Lacey Township, New Jersey, Pines property:

Cost to acquire property	1,692,178	1,692,178
Site engineering, permits, and other costs	809,245	809,245
Total Pines property	2,501,423	2,501,423

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	3,486,539	2,506,990
Autumn Run – Clayton – New Jersey – 62 units	411,523	411,523
Other	139,885	139,885
Total other deposits	4,657,211	3,677,662

Total	$7,158,634	$6,179,085

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company will submit for finals in the 3rd quarter of 2023.

Mortgages on Properties Held for Development:

	June 30, 2023	December 31, 2022
Edisto Loan Fund, LLC	$1,388,563	$1,388,563
Lynx Asset Services, LLC	-	1,725,000
Anchor Loans, LP	1,350,000	-
AC Development, LLC	345,479	311,479
AVB Development	323,537	323,537
Total mortgages payable	3,407,579	3,748,579
Less current portion	(1,388,563)	(3,113,563)
Long-term portion	$2,019,016	$635,016

4-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2023	December 31, 2022

Loan payable-Rich Pezzullo	$24,000	$-
Loan payable-Dream Homes, LTD	143,000	-
Loans payable to GPIL	269,820	254,895
Total	$436,820	$254,895

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of June 30, 2023 and December 31, 2022 aggregate $ 54,050 and $ 37,250, respectively.

Notes payable-others is summarized as follows:

	June 30, 2023	December 31, 2022

Note payable-Chipman Trust	$197,500	$-
Note payable-MV Development LLC	200,000	-
Note payable-Channel Partners	155,333	-
Total	$552,833	$-

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

On April 24, 2023, the Company issued 4,590,000 restricted common shares for compensation valued at $ 91,800.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

As of June 30, 2023 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of June 30, 2023, the Company was committed under 17 construction contracts outstanding with homeowners and investors with contract prices totaling $ 6,024,890, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. This amount was subsequently increased to $2,500 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of June 30, 2023 and December 31, 2022, the outstanding principal balance was $923,660 and $908,660, respectively.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the six months ended June 30, 2023 and 2022, the Company’s estimated share of DHL’s gross payroll and payroll taxes include $186,249 and $170,094, respectively.

9 - Stock Warrants

The Company has no outstanding warrants.

10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company has no subsequent events that required disclosure.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended June 30, 2023 and 2022. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes and Development Corporation, through its subsidiaries and affiliate companies, continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of June 30, 2023 is $ 6,024,890.

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

The Company began infrastructure work on the property in June of 2023, with land clearing completed and the site stabilized for soils erosion control. Sanitary sewer, water and drainage has been installed in Phase 1.

The first 2 building pads have been compacted and completed.

The vertical construction of Building 1 will begin in October of 2023.

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

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2021.

Properties Under Contract to Purchase and in the Approval Stage

Autumn Run – Gloucester County

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which has been approved for 62 units of age-restricted manufactured housing. The property is currently in the final approval stage. An application was made to the DEP for a wetlands letter of interpretation, which was approved as proposed. Further action before the planning board is pending due to delays caused by township closures due to Covid-19. The Company had a virtual workshop meeting on September 15, 2020 and an additional virtual meeting was conducted on November 17, 2020.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company will submit for finals in the 3rd quarter of 2023.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2023 and 2022.

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,811,135	$2,077,407

Cost of construction contracts	1,126,748	1,412,956

Gross profit	684,387	664,451

Operating Expenses:
Selling, general and administrative	538,032	408,093
Depreciation expense	3,150	3.387

Total operating expenses	541,182	411,480

Income from operations	143,205	252,971

Other income (expenses):
Interest expense	(81,047)	(58,752)
Total other income (expenses)	(81,047)	(58,752

Net income before income taxes	62,158	194,219
Provision for income taxes		-

Net income	$62,158	$194,219

Revenues

For the six months ended June 30, 2023 and 2022, revenues were $1,811,135 and $2,077,4047, respectively.

The decrease was due from new contracts delayed until the third quarter 2023.

Cost of Sales

For the six months ended June 30, 2023 and 2022, cost of construction contracts were $1,126,748 and $1,412,956, respectively.

Operating Expenses

Operating expenses increased $129,702 from $411,480 in 2022 to $541,182 in 2023. This increase is mainly due from stock-based compensation in the amount of $91,800.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, our cash balance was $17,679 and $525,389, respectively, total assets were $7,818,820 and $7,182,456, respectively, and total current liabilities amounted to $7,026,018 and $6,543,612, respectively, including loans payable to related parties of $436,820 and $254,895, respectively. As of June 30, 2023 and December 31, 2022, the total stockholders’ equity was $739,260 and $638,844, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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
August 18, 2023
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

