Form 10-Q
period 2023-09-30
Dream Homes & Development Corp.
filed 2023-11-20
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of November 20, 2023 was 40,414,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$56,075	$525,389
Accounts receivable	178,119	213,008
Prepaid fees-property held for development	610,796	-
Contract assets	157,855	256,558
Total current assets	1,002,845	994,955

PROPERTY AND EQUIPMENT, net	1,491	6,216

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	9,542,783	6,179,085

Total assets	$10,549,319	$7,182,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$846,421	$644,913
Accrued interest	328,475	227,308
Deposits held	10,000	10,000
Contract liabilities	55,609	256,757
Note payable-line of credit	921,960	908,660
Mortgages payable, current portion	-	3,113,563
Note payable-bank	369,180	492,500
Notes payable -others	451,795	-
Loans payable-related party	435,410	254,895
Total current liabilities	3,418,850	5,908,596
Long-Term Mortgages payable	5,814,699	635,016
Total liabilities	9,233,549	6,543,612
STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2023 and December 31, 2022, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2023 and December 31, 2022, there are 40,414,493 and 35,824,493 shares outstanding, respectively	40,414	35,824
Additional paid-in capital	2,327,330	2,240,120
Accumulated deficit	(1,051,974)	(1,637,100)

Total stockholders’ equity	1,315,770	638,844

Total liabilities and stockholders’ equity	$10,549,319	$7,182,456

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022 (Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$1,644,071	$992,274
Sale of property held for development	-	3,200,000
Total revenue	1,644,071	4,192,274

Cost of property held for development	-	2,021,700
Cost of construction contracts	944,466	1,042,831
Total cost of contract revenue/property held for development	944,466	3,064,531

Gross profit	699,605	1,127,743

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $0, respectively	154,942	359,566
Depreciation expense	1,575	261

Total operating expenses	156,517	359,827

Income from operations	543,088	767,916

Other income (expenses):
Forgiveness of PPP loan	-	51,356
Interest expense	(20,120)	(27,260)
Total other income (expenses)	(20,120)	24,096

Net income before income taxes	522,968	792,012
Provision for income taxes	-	-

Net income	$522,968	$792,012

Basic and diluted income per common share	$.01	$.02

Weighted average common shares outstanding-basic and diluted	40,414,493	35,824,493

The accompanying notes are an integral part of these financial statement.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Revenue:
Construction contracts	$3,455,206	$3,069,681
Sale of property held for development	-	3,200,000
Total revenue	3,455,206	6,269,681

Cost of property held for development	-	2,021,700
Cost of construction contracts	2,071,214	2,455,787
Total cost of contract revenue/property held for development	2,071,214	4,477,487

Gross profit	1,383,992	1,792,194

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	692,974	767,659
Depreciation expense	4,725	3,648

Total operating expenses	697,699	771,307

Income from operations	686,293	1,020,887

Other income (expenses):
Forgiveness of PPP loan	-	51,356
Interest expense	(101,167)	(86,012)
Total other income (expenses)	(101,167)	(34,656)

Net income (loss) before income taxes	585,126	986,231
Provision for income taxes		-

Net income (loss)	$585,126	$986,231

Basic and diluted income (loss) per common share	$.01	$.03

Weighted average common shares outstanding-basic and diluted	39,394,493	35,824,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For nine months ended September 30, 2023 and 2022

(Unaudited)

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
For the nine months ended September 30, 2022:
Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754
Net income for the three months March 31, 2022	-	-	-	165,206	165,206
Balance at March 31, 2022	35,824,493	$35,824	$2,240,120	$(1,625,984)	$649,960
Net income for the three months ended June 30, 2022				29,013	29,013
Balance at June 30, 2022	35,824,493	$35,824	$2,240,120	$(1,596,971)	$678,973
Net income for the three months months ended September 30, 2022				792,012	792,012
Balance at September 30, 2022	35,824,493	$35,824	$2,240,120	$(804,959)	$1,470,985

For the nine months ended September 30, 2023:
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,627,100)	$638,844
Net income for the three months ended March 31, 2023	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	$35,824	$2,240,120	$(1,536,684)	$739,260
Issuance of 4,590,000 restricted common shares	4,590,000	4,590	87,210		91,800
Net loss for the three months ended June 30, 2023				(38,258)	(38,258)
Balance at June 30, 2023	40,414,493	$40,414	$2,327,330	$(1,574,942)	$792,802
Net income for the three months months ended September 30, 2023				522,968	522,968
Balance at September 30, 2023	40,414,493	$40,414	$2,327,330	$(1,051,974)	$1,315,770

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$585,126	$986,231
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	4,725	3,648
Stock-based compensation	91,800	-
Changes in operating assets and liabilities:
Accounts receivable	34,889	(297,250)
Employee advances	-	2,705
Prepaid fees-property held for development	(610,796)	-
Contract assets	98,703	(266,380)
Accounts payable and accrued liabilities	202,508	352,799
Accrued interest	101,167	80,275
Contract liabilities	(201,148)	(217,346)
Net cash (used) provided in operating activities	306,974	644,682

INVESTING ACTIVITIES
Purchase of vehicle	-	(19,018)
Deposits and costs coincident to acquisition of land for development	(3,363,698)	-
Net cash used in investing activities	(3,363,698)	(19,018)

FINANCING ACTIVITIES
Proceeds (payments) from notes payable-line of credit	13,300	(16,500)
Proceeds-payments, net, on acquisition of property held for development	2,065,120	(591,286)
Proceeds from loans payable-other	451,795	-
Proceeds from note payable-bank	107,175	207,350
Payments on bank notes	(230,495)
Loan forgiveness	-	(51,356)
Proceeds from loans-related party	180,515	62,456
Net cash provided in financing activities	2,587,410	(389,336)

NET INCREASE (DECREASE) IN CASH	(469,314)	236,328

CASH BALANCE, BEGINNING OF PERIOD	525,389	191,439

CASH BALANCE, END OF PERIOD	$56,075	$427,767

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of 4,590,000 restricted common stock for compensation	$91,800	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Dream Homes & Development Corporation is a regional builder and developer of new single-family homes and subdivisions, as well as a market leader in coastal construction, elevation and mitigation. In the twelve years that have passed since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to rebuild or raise their homes to comply with new FEMA requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”), which provides guidance for accounting for leases. Topic 842 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. We adopted this ASU 641 on January 1, 2019 and adoption of this ASU did not have a material impact on our financial position, results of operations and cash flows.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2023	December 31, 2022

Office equipment	$5,115	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(64,396)	(59,671)

Property and Equipment- net	$1,491	$6,216

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $4,725 and $3,648 respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2023	December 31, 2022

Lacey Township, New Jersey, Pines property:
Cost to acquire property	1,692,178	1,692,178
Site engineering, permits, and other costs	809,245	809,245
Total Pines property	2,501,423	2,501,423

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	4,179,650	2,506,990
Autumn Run – Clayton – New Jersey – 62 units	2,102,561	411,523
Other	139,885	139,885
Total other deposits	7,041,360	3,677,662

Total	$9,542,783	$6,179,085

Properties Currently Owned and in Development

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company is in title to this property and finalized an infrastructure and construction finance facility which closed on 3/31/23. This facility included refinancing the land debt, and securing funding for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company began infrastructure work on the property in June of 2023, with land clearing completed and the site stabilized for soils erosion control. Sanitary sewer, water and drainage has been installed in Phase 1 and the majority of Phase 2.

The first 5 building pads have been compacted and completed.

Base paving has been completed and 74% of the entire site has been improved.

The vertical construction of Building 7 will begin in December of 2023.

The Company has entered into an agreement with Ryan Homes to deliver improved building sites for a portion of this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

Lacey Pines - Lacey Township, New Jersey – 68 approved townhome units

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

The Company has secured permanent funding to install infrastructure and vertical construction for this project and has retired the previous lender.

Site bonds, escrows and fees are scheduled to be posted in the near future, with clearing scheduled to occur in the 4th quarter of 2023.

Louis Avenue – Bayville, NJ – 17 townhome units

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company is in the process of preparing to submit for finals in the 4th quarter of 2023.

The Company took title to this property in early September of 2023. It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own operate the development as a land lease rental property.

These new developments which the Company owns represent a significant value in new construction. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments, as well as the cutting-edge construction technologies being employed to create healthier, safer, more energy efficient homes.

Mortgages on Properties Held for Development:

	September 30, 2023	December 31, 2022
Edisto Loan Fund, LLC	$-	$1,388,563
Lynx Asset Services, LLC	750,000	1,725,000
Karbar,LLC	350,000	-
Briney Ave LLC	1,900,000	-
Anchor Loans, LP	2,147,683	-
AC Development, LLC	343,479	311,479
AVB Development	323,537	323,537
Total mortgages payable	5,814,699	3,748,579
Less current portion	-	(3,113,563)
Long-term portion	$5,814,699	$635,016

4-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2023	December 31, 2022

Loan payable-Rich Pezzullo	$24,000	$-
Loan payable-MV Development	130,000	-
Loans payable to GPIL	281,410	254,895
Total	$435,410	$254,895

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	September 30, 2023	December 31, 2022

Note payable-Chipman Trust	$197,500	$-
Note payable-MV Development LLC	130,000	-
Note payable-Channel Partners	124,295	-
Total	$451,795	$-

The above notes bear interest ranging from 12% to 15% per annum and are payable on demand. All notes are secured by real estate and/or personal and corporate obligations.

5 - Common Stock Issuances

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

As of September 30, 2023 the Company has available for federal and state income tax purposes a net operating loss carry forward that may be used to offset future taxable income.

7- Commitments and Contingencies

Construction Contracts

As of September 30, 2023, the Company was committed under 9 construction contracts outstanding with homeowners and investors with contract prices totaling $ 4,600,817, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,000 for this office space. In May of 2020, this amount was subsequently increased to $2,500 per month. As of September of 2023, the monthly rental amount has increased to $3,000 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of September 30, 2023 and December 31, 2022, the outstanding principal balance was $950,990 and $908,660, respectively.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the nine months ended September 30, 2023 and 2022, the Company’s estimated share of DHL’s gross payroll and payroll taxes include $288,065 and $260,310, respectively.

9 - Stock Warrants

The Company has no outstanding warrants.

10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and have the following notes and comments.

Lacey Pines – 68 townhouse units

Site performance bonds, escrow and inspection fees have been posted and accepted by the township.

The property has been staked for clearing limits and tree clearing and soil stabilization is scheduled to begin on or about November 27, 2023.

The Company is in discussions to enter into an agreement with a national builder to sell improved building pads. Such an agreement, should it be finalized, would cause the company substantial additional income, including construction management and general/administrative fees, as well as net earnings from the development of improved building sites.

Berkeley Terrace – 70 Units

The Company has substantially completed site improvements at Berkeley Terrace and has entered into an agreement with a national builder to sell improved building pads for a portion of the site.

This agreement will create substantial additional income for the Company, including construction management and general/administrative fees, as well as net earnings from the development of improved building sites.

The Company has no other subsequent events that required disclosure.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended September 30, 2023 and 2022. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 2,000 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single-family subdivisions as well as a leader in coastal new home and modular construction, elevation and mitigation. Since Superstorm Sandy flooded 40,000 owner-occupied homes, Dream Homes has helped hundreds of homeowners to build new homes or raise their homes to comply with new FEMA requirements. While other companies involved with coastal construction in Flood Hazard Areas, Dream Homes has excelled. As many of our competitors have failed, Dream Homes has developed a reputation as the region’s most trusted builder and has even become known as the “rescue builder” for homeowners whose projects have been abandoned by others. Due to the damage caused by the storm, as well as the material changes in the FEMA flood maps which now require over 40,000 homeowners along the New Jersey coastline to elevate their homes, Dream Homes has capitalized on this opportunity for continued revenue growth.

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

The Company was awarded the Ocean County Best of the Best Awards repeatedly in several categories (Best Custom Modular Builder and Best Home Improvement Contractor), and this recognition has created continued and significant new awareness and interest from the public. This has led to more traffic, completed estimates and signed contracts. Referrals about Dream Homes are also being generated from many industry professionals, such as architects, engineers and attorneys, who’ve either had clients with abandoned projects or simply want to retain Dream due to superior performance and reliability.

The phrase ‘The Region’s Most Trusted Builder’ accurately describes the company and is becoming increasingly well known to homeowners in need of new homes, elevation & renovation work. The management team has never failed to complete a project in over 30 years in the industry.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2023 and 2022.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

Revenue:	2023	2022
Construction contracts	$3,455,206	$3,069,681
Sale of property held for development	-	3,200,000
Total revenue	3,455,206	6,269,681

Cost of property held for development	-	2,021,700
Cost of construction contracts	2,071,214	2,455,787
Total cost of contract revenue/property held for development	2,071,214	4,477,487

Gross profit	1,383,992	1,792,194

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	692,974	767,659
Depreciation expense	4,725	3,648

Total operating expenses	697,699	771,307

Income (loss) from operations	686,293	1,020,887

Other income (expenses):
Forgiveness of PPP loan	-	51,356
Interest expense	(101,167)	(86,012)
Total other income (expenses)	(101,167)	(34,656)

Net income (loss) before income taxes	585,126	986,231
Provision for income taxes		-

Net income (loss)	$585,126	$986,231

Revenues

For the nine months ended September 30, 2023 and 2022, revenues were $3,455,206 and $6,269,681 respectively.

The decrease in revenue was due to a substantial portion of the gross revenue in Q3 2023 being derived from the sale of property held for development. There was no equivalent sale of property in the 3rd quarter of 2023.

Cost of Sales

For the nine months ended September 30, 2023 and 2022, cost of construction contracts were $2,071,214 and $4,477,487, respectively. The decrease is due to the sale of property held for development, and it’s associated cost in 2022.

Operating Expenses

Operating expenses decreased $73,608 from $771,307 in 2022 to $697,699 in 2023.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, our cash balance was $56,075 and $525,389, respectively, total assets were $10,549,319 and $7,182,456, respectively, and total current liabilities amounted to $9,233,549 and $6,543,612, respectively, including loans payable to related parties of $435,410 and $254,895, respectively. As of September 30, 2023 and December 31, 2022, the total stockholders’ equity was $1,315,770 and $638,844, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

Inflation

The impact of inflation on the costs of our company, and the ability to pass on cost increases to clients over time may be limited and is always dependent upon market conditions. At times, inflationary pressures have had a significant impact on our operations, and we anticipate that inflationary factors may have an impact on future operations.

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

OFF-BALANCE SHEET ARRANGEMENTS

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recently had two non-binding arbitration awards assessed against its subsidiary, Shore Custom Homes Corp. Though the Company considers these lawsuits to be frivolous and without merit, it has chosen to disclose their existence in the interest of full transparency. In demonstration of its opposition to these awards, the Company has filed for trial de novo in both cases and intends to vigorously defend its position in court.

In addition to the above referenced awards, the Company is involved in several other minor lawsuits in which it also expects to prevail, The Company considers the substance of these claims to be of no merit.

The Company is vigorously defending all lawsuits and fully expects to prevail in court.

In the opinion of the Company and of its professional advisors, none of the lawsuits which the Company is currently involved in have any substantive validity or potential for material consequence to the Company.

All other normal operations of the Company and its subsidiaries are continuing with no negative effect from these lawsuits.

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
November 20, 2023
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

