Form 10-K
period 2023-12-31
Dream Homes & Development Corp.
filed 2024-09-10
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 28, 2024

Common Stock, par value $0.001	47,414,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2023): None

CERTAIN DEFINITIONS

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

There are currently 8 full time employees, including 3 officers, in addition to a number of part time employees on an as-needed basis, who are being compensated under this arrangement. These include, but are not limited to, the following people listed below. As of December 31, 2023, the Company has not entered into any employment or consulting agreements.

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

Valerie Jones, Senior VP and Board Secretary

Mark Sampson, Regional Construction Supervisor

Dave Shaheen, Esq., General Counsel, Real Estate

Christopher Dieterich, Esq., Director, Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Chairman and President: Dream Homes & Development Corp.’s senior manager and principal, Vincent C. Simonelli, has over 31 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corporation. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 1700 residential dwellings. Mr. Simonelli’s knowledge of the developmental and approval process throughout New Jersey makes him qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

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

As of December 31, 2023, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 314 South Main Street, Forked River, NJ 08731.

Item 3. Legal Proceedings

The Company is currently not subject to any material litigation or regulatory proceedings. See further discussion in the Legal Proceedings section above.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock is currently traded on the OTC under the ticker symbol DREM.

As of December 31, 2023, there were shares of common stock issued and outstanding held by approximately 77 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2023	December 31, 2022

Statements of Income:
Revenue	$5,656,452	$6,310,883
Gross profit	1,085,550	1,079,725
Income from operations	68,803	205,522
Net income (loss)	$(97,379)	$154,090
Basic and diluted income (loss) per common share	$(.00)	$.00
Balance Sheet Data:
Cash	$2,712,503	$525,389
Total assets	10,108,509	7,182,456
Total liabilities	9,370,244	6,543,612
Total Stockholders’ equity	$738,265	$638,844

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

Dream Homes and Development Corporation continues to pursue opportunities in the real estate field, specifically in new home construction, home elevations and renovations. The amount of these projects currently under contract as of December 31, 2023 is $???????????.

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

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

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

Site bonds, escrows and fees have been posted, with clearing having started in the 4th quarter of 2023.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

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

Properties Under Contract to Purchase and in the Approval Stage

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table below

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022

Revenue:
Construction contracts	$5,656,452	$6,310,883

Cost of construction contracts	4,570,902	5,231,158

Gross profit	1,085,550	1,079,725

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	1,010,531	871,797
Depreciation expense	6,216	2,406

Total operating expenses	1,016,747	874,203

Income from operations	68,803	205,522

Other income (expenses):
Loan forgiveness	-	51,360
Interest expense	(166,182)	(102,792)
Total other income (expenses)	(166,182)	(51,432)

Net income (loss) before income taxes	(97,379)	154,090
Provision for income taxes	-	-

Net income (loss)	$(97,379)	$154,090

Results of Operations - Comparison for the years ended December 31, 2023 and 2022

Revenues

For the years ended December 31, 2023 and December 31, 2022, net revenues were $5,656,452 as compared to $6,310,883 for the year ended December 31, 2022, resulting in an decrease in net revenues of $654,431. As of December 31, 2023 and 2022, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2023 and December 31, 2022, cost of construction contracts and sales were $4,570,902 as compared to $5,231,158, resulting in an decrease in cost of construction contracts of $660,256. Decrease due to decrease in construction contracts.

Operating Expenses

Operating expenses increased $142,544 from $874,203 in 2022 to $1,016,747 in 2023. The increase was primarily due to legal and professional expenses and selling, general and administration expenses.

Major selling, general and administrative expenses for the year ended December 31, 2022 of $874,203 include salary expense of $391,615, bad debts of $128,362, insurance of $44,234, sales commissions expense of $48,852, and rent expense of $52,000.

Major selling, general and administrative expenses for the year ended December 31, 2023 of $1,016,747 include salary expense of $325,937, legal and professional fees of $146,980, vehicle expenses of $14.542, insurance of $108,377 , stock based compensation of $91,800, and rent expense of $39,000.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, our cash balance was $2,712,503 and $525,389, respectively, total assets were $ 10,108,509 and $7,182,456, respectively, and total current liabilities amounted to $9,370,244 and $6,543,612, respectively, including loans payable to related parties of $418,219 and $254,895, respectively. As of December 31, 2023 and 2022, the total stockholders’ equity was $738,265 and $638,844, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

DREAM HOMES & DEVELOPMENT CORPORATION.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Homes & Development Corporation (the ‘Company’) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for construction contract

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost of revenue includes construction and other incidental costs, are recognized in the period in which they are determined.

Significant judgement is exercised by the management in determining the contract revenue and cost. The Company’s estimates of contract revenue and cost are highly detailed, and many factors change during a contract performance period that result in a change to contract profitability.

Also, the Company generally provides limited warranties for work performed under its construction contracts with periods typically extending for a limited duration following substantial completion of the Company’s work on a project.

Our principal audit procedures related to the Company’s revenue recognition for construction contract included the following:

●	We gained an understanding of internal controls related to revenue recognition

●	We evaluated management significant accounting policies for reasonableness

●	We reviewed the Company’s analysis of contracts and agreed to the financial statements and tested the cost accumulation on selected contracts.

●	We tested managements estimates of costs to complete by reviewing past performance on contracts, experience on other contracts, and information gained in other phases of the audit.

●	We tested the mathematical accuracy of management calculation of revenue, and the associated timing of the revenue recognized in the financial statements

●	We reviewed the contract source document and assessed the reasonableness and compliance to the terms of the contract

/S/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 6, 2024

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$2,712,503	$525,389
Accounts receivable, net of allowance for doubtful accounts	202,507	213,008
Prepaid contract interest	332,362	-
Contract assets	53,005	256,558
Total current assets	3,300,377	994,955

PROPERTY AND EQUIPMENT, net	-	6,216

OTHER ASSETS

Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,805,932	6,179,085

Total assets	$10,108,509	$7,182,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$537,972	$644,913
Accrued interest	354,722	227,308
Deposits held	510,000	10,000
Contract liabilities	232,603	256,757
Loans payable-others	236,703	-
Note payable-line of credit	921,960	908,660
Note payable-bank	-	492,500
Mortgages payable	-	3,113,563
Loans payable to related parties	523,219	254,895
Total current liabilities	3,317,179	5,908,596
Long-term mortgages payable	6,158,065	635,016
Total liabilities	9,475,244	6,543,612

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2023 and 2022, there are no shares outstanding
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2023 and 2022, there are 40,414,493 and 35,824,493 shares outstanding, respectively	40,414	35,824
Additional paid-in capital	2,327,330	2,240,120
Accumulated deficit	(1,734,479)	(1,637,100)

Total stockholders’ equity	633,265	638,844

Total liabilities and stockholders’ equity	$10,108,509	$7,182,456

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022

Revenue:
Construction contracts	$5,656,452	$6,310,883

Cost of construction contracts	4,570,902	5,231,158

Gross profit	1,085,550	1,079,725

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	1,010,531	871,797
Depreciation expense	6,216	2,406

Total operating expenses	1,016,747	874,203

Income from operations	68,803	205,522

Other income (expenses):
Loan forgiveness	-	51,360
Interest expense	(166,182)	(102,792)
Total other income (expenses)	(166,182)	(51,432)

Net income (loss) before income taxes	(97,379)	154,090
Provision for income taxes	-	-

Net income (loss)	$(97,379)	$154,090

Basic and diluted income (loss) per common share	$(.00)	$.00

Weighted average common shares outstanding-basic and diluted	39,190,493	35,824,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

	Common stock issued and to be issued		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844

Issuance of 4,590,000 restricted common shares for stock-based compensation valued at $ 91,800	4,590,000	4,590	87,210		91,800
Net loss for the year ended December 31, 2023				(97,379)	(97,379)
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$633,265

Balance at December 31, 2021	35,824,493	$35,824	$2,240,120	$(1,791,190)	$484,754

Net income for the year ended December 31, 2022				154,090	154,090

Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022

OPERATING ACTIVITIES
Net income (loss)	$(97,379)	$154,090
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	6,216	2,406
Stock-based compensation	91,800	-
Changes in operating assets and liabilities:
Accounts receivable	10,501	176,403
Prepaid contract interest	(332,362)
Employee advances	-	2,705
Contract assets	203,553	2,087
Accounts payable and accrued liabilities	20,473	409,460
Deposits held	500,000	6,001
Contract liabilities	24,154	(156,784)
Net cash used in operating activities	426,956	596,368

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(19,018)
Deposits and costs coincident to acquisition of land for development	-	-
Net cash used in investing activities	-	(19,018)

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	13,300	(16,500)
Payments on acquisition of property held for development	-	(623,293)
Proceeds from loans payable-others	236,703	-
Proceeds (payments) on bank note	(492,500)	333,937
Proceeds from loans payable to related parties, net	163,324	62,456
Proceeds from mortgages payable, net of refinance and payments	1,839,331	-
Net cash provided (used) by financing activities	1,760,158	(243,400)

NET INCREASE IN CASH	2,187,114	333,950

CASH BALANCE, BEGINNING OF PERIOD	525,389	191,439

CASH BALANCE, END OF PERIOD	$2,712,503	$525,389

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Issuance of restricted common stock for debt	$105,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Construction Contracts

Revenue recognition:

The Company recognizes construction contract revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Cost of revenue includes an allocation of general overhead cost. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2023	December 31, 2022

Office equipment	$5,115	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(65,887)	(59,671)

Property and Equipment- net	$-	$6,216

Depreciation expense for the years ended December 31, 2023 and 2022 was $6,216 and $2,406, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2023	December 31, 2022

Lacey Township, New Jersey, Pines property:

Cost to acquire property	1,583,012	1,692,178
Site engineering, permits, and other costs	809,245	809,245
Total Pines property	2,392,257	2,501,423

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	2,325,401	2,506,990
Autumn Run – Clayton – New Jersey – 62 units	1,329,125	411,523
Other	139,885	139,885
Total other deposits	4,413,675	3,677,662

Total	$6,805,932	$6,179,085

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

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

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

Site bonds, escrows and fees have been posted, with clearing having started in the 4th quarter of 2023.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

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

Mortgages on Properties Held for Development:

	December 31, 2023	December 31, 2022
Edisto Loan Fund, LLC	$-	$1,388,563
Lynx Asset Services, LLC	750,000	1,725,000
Karbar, LLC	350,000	-
Briney Ave, LLC	1,900,000
Anchor Loans, LP-Berkely	2,506,049
AC Development, LLC	328,479	311,479
AVB Development	323,537	323,537
Total mortgages payable	6,158,065	3,748,579
Less current portion	-	(3,113,563)
Long-term portion	$6,158,065	$635,016

4-Loans Payable to Related Parties/Others

Loans payable to related parties is summarized as follows:

	December 31, 2023	December 31, 2022

Loans payable-Rich Pezzullo	$24,000	$-
Loan payable-Dream Homes, LTD	17,809
Loans payable to GPIL	376,410	254,895
Total	$505,410	$254,895

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand. Accrued interest as of December 31, 2023 and 2022 aggregate $ 48,255 and $ 37,250, respectively.

Notes payable-others is summarized as follows:

	December 31, 2023	December 31, 2022

Note payable-Chipman Trust	$122,500	$-
Note payable-LG Funding	15,040
Note payable-MV Development LLC		-
Note payable-Channel Partners	99,163	-
Total	$236,703	$-

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

On April 24, 2023, the Company issued 4,590,000 restricted shares for compensation valued at $ 91,800.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Year ended December 31, 2023	Year ended December 31, 2022

Expected tax at 21%	$(20,450)	$32,359
State income taxes, net of federal income tax benefit	(5,842)	10,780
Non-deductible stock-based compensation	19,278	-
Non-taxable loan forgiveness income	-	(13,868)
Change in valuation allowance/NOL carryforward	7,014	(29,271)
Provision for (benefit from) income taxes	$-	$-

7- Commitments and Contingencies

Construction Contracts

As of December 31, 2023, the Company was committed under 4 construction contracts outstanding with home owners and investors with contract prices totaling $ 2,121,128,  which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

As of December 31, 2023, the Company was committed under 2 construction management contracts with investors and equity partners with contract prices totaling $ 1,114,547, which are being fulfilled in the ordinary course of business.

As of December 31, 2023, the Company was committed under 2 contracts with national builders to deliver improved building pads in 2 developments the Company owns. These gross contract prices total $ 9,712,500 and $7,492,500, which are being fulfilled in the ordinary course of business and shall accrete to 2024 and 2025 earnings.

The Company owns 21.58% of these contracts.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey. Commencing April 2017, the Company originally paid monthly rent of $2,500 for this office space.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of December 31, 2023, the outstanding principal balance was $921,960.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company uses the services of Dream Homes Ltd. (DHL) personnel for its operations. For the years ended December 31, 2023 and 2022, selling, general and administrative expenses include $173,425 and $165,000, respectively, for the Company’s estimated share of DHL’s gross payroll and payroll taxes and include $97,250 and $95,800, respectively, salary paid to the Company’s Chief Executive Officer, and $80,000 respectively salary paid to the Company’s Secretary and Senior VP.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2023.

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

CHANGE OF CONTROL

As of December 31, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2023 and as of the date of the filing of this annual report by:

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

The percent of class is based on 47,414,493 shares of common stock issued and outstanding as of December 31, 2023.

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

	2023	2022
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: September 10, 2024	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

