Form 10-Q
period 2024-03-31
Dream Homes & Development Corp.
filed 2024-10-15
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of October 1, 2024 was 47,414,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash	$2,451,803	$2,712,503
Accounts receivable, net	165,403	202,507
Prepaid contract interest	332,362	332,362
Contract assets	101,797	53,005
Total current assets	3,051,365	3,300,377

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,903,180	6,805,932
Other assets	895	-
Total assets	$9,957,640	$10,108,509

CURRENT LIABILITIES
Accounts payable and accrued expenses	$621,335	$537,972
Accrued interest	353,012	354,722
Deposits held	510,000	510,000
Contract liabilities	171,408	232,603
Loans payable-others	180,506	236,703
Note payable-line of credit	921,960	921,960
Loans payable to related parties	425,707	523,219
Total current liabilities	3,183,928	3,317,179

Long-term mortgages payable	6,158,065	6,158,065
Total liabilities	9,341,993	9,475,244

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2024 and December 31, 2023, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2024 and December 31, 2023, there are 47,414,493 and 40,414,493 shares outstanding, respectively	47,414	40,414
Additional paid-in capital	2,425,330	2,327,330
Accumulated deficit	(1,857,097)	(1,734,479)
Total stockholders’ equity	615,647	633,265

Total liabilities and stockholders’ equity	$9,957,640	$10,108,509

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	March 31,
	2024	2023

Revenue:
Construction contracts	$1,473,735	$1,104,466
Cost of construction contracts	1,240,320	651,444
Gross profit	233,415	453,022

Operating Expenses:
Selling, general and administrative	331,717	295,434
Depreciation expense	-	1,575
Total operating expenses	331,717	297,009

Income (loss) from operations	(98,302)	156,013

Other income (expenses):
Interest expense	(19,050)	(55,597)
Total other income (expenses)	(19,050)	(55,597)

Net income (loss) before income taxes	(117,352)	100,416

Provision for income taxes	(5,266)	-

Net income (loss)	$(122,618)	$100,416

Basic and diluted income per common share	$(0.00)	$0.00

Weighted average common shares outstanding-
basic and diluted	46,260,647	35,824,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common stock issued		Additional
	and to be issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844
Net income	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	$35,824	$2,240,120	$(1,536,684)	$739,260

Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	105,000
Net income	-	-	-	(122,618)	(122,618)
Balance at March 31, 2024	47,414,493	$47,414	$2,425,330	$(1,857,097)	$615,647

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(122,618)	$100,416
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	-	1,575
Changes in operating assets and liabilities:
Accounts receivable	37,104	21,609
Prepaid fees-property held for development	-	(398,304)
Contract assets	(48,792)	90,646
Other assets	(895)	-
Accounts payable and accrued liabilities	81,653	138,502
Contract liabilities	(61,195)	(215,145)
Net cash used in operating activities	(114,743)	(260,701)

INVESTING ACTIVITIES
Deposits and costs coincident to acquisition of land for development	(97,248)	(307,883)
Net cash used in investing activities	(97,248)	(307,883)

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	-	19,000
Proceeds from mortgages	-	1,350,000
Proceeds from loans payable-others	19,050	544,965
Payments on mortgages	-	(1,725,000)
Proceeds from loans payable to related parties, net	32,871	177,702
Proceeds from bank note	-	64,142
Payments on bank note	-	(196,500)
Repayments of loans payable-others	(75,247)	-
Repayments of loans payable to related parties	(25,383)	-
Net cash provided (used) by financing activities	(48,709)	234,309

NET INCREASE IN CASH	(260,700)	(334,275)
CASH BALANCE, BEGINNING OF PERIOD	2,712,503	525,389
CASH BALANCE, END OF PERIOD	$2,451,803	$191,114

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$105,000	$-

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Recent Accounting Pronouncements

The Company assesses new accounting standards on an ongoing basis. The Company does not believe any future standards will have a material impact on the Company’s present or future consolidated financial statements.

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2024	December 31, 2023

Office equipment	$5,115	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(65,887)	(65,887)

Property and Equipment- net	$-	$-

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0 and $1,575 respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2024	December 31, 2023

Lacey Township, New Jersey, Pines property:
Cost to acquire property	1,583,012	1,583,012
Site engineering, permits, and other costs	809,245	809,245
Total Pines property	2,400,561	2,392,257

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	2,325,401	2,325,401
Autumn Run – Clayton – New Jersey – 62 units	1,329,125	1,329,125
Other	228,829	139,885
Total other deposits	4,502,619	4,413,675

Total	$6,903,180	$6,805,932

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

The vertical construction of Building 8 began in December of 2023.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

Lacey Township, New Jersey, “Lacey Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate and 14 are affordable housing. The acquisition was made in June of 2021. This property has received final approvals, Department of Transportation approval, CAFRA approval, MUA, County, Fire and other outside agency approvals. This development began in 2023.

The Company acquired this property on June 29, 2021 and is currently in title.

Preliminary approval was granted in 2021.

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023.

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

Mortgages on Properties Held for Development:

	March 31, 2024	December 31, 2023
Edisto Loan Fund, LLC	$-	$
Lynx Asset Services, LLC	750,000	750,000
Karbar,LLC	350,000	350,000
Briney Ave LLC	1,900,000	1,900,000
Anchor Loans, LP	2,506,049	2,506,049
AC Development, LLC	328,479	328,479
AVB Development	323,537	323,537
Total mortgages payable	6,158,065	6,158,065
Less current portion	-	-
Long-term portion	$6,158,065	$6,158,065

4-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2024	December 31, 2023

Loan payable-Rich Pezzullo	$1,250	$24,000
Loan payable-Dream Homes, LTD	17,509	122,809
Loans payable to GPIL	376,410	376,410
Other related party loans	30,538	-
Total	$425,707	$525,219

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	March 31, 2024	December 31, 2023

Note payable-Chipman Trust	$72,500	$122,500
Note payable-LG Funding	17,610	15,040
Note payable-Channel Partners	90,396	99,163
Total	$180,506	$236,703

The above notes bear interest ranging from 12% to 15% per annum and are payable on demand. All notes are secured by real estate and/or personal and corporate obligations.

5 - Common Stock Issuances

In January 2024,, the Company issued 7,000,000 restricted shares for the forgiveness of loans to Dream Homes Ltd., a related party, for $105,000.

6 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Three months ended
	3/31/24	3/31/23

Expected tax at 21%	$(25,750)	$21,087
State income taxes, net of federal income tax benefit	5,266	-
Non-deductible stock-based compensation	-	-
Non-taxable loan forgiveness income	-
Change in valuation allowance/NOL carryforward	20,484	(21,087)
Provision for (benefit from) income taxes	$-	$-

7- Commitments and Contingencies

Construction Contracts

As of March 31, 2024, the Company was committed under construction contracts outstanding with homeowners and investors with contract prices totaling $2,121,128, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of March 31, 2024 and December 31, 2022, the outstanding principal balance was $950,990 and $908,660, respectively.

8. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Shore Custom Homes Corp. (SCHC) personnel for its operations. For the three months ended March 31, 2023, the Company’s estimated share of DHL’s gross payroll and payroll taxes include $111,574. Beginning in 2024, a subsidiary of the Company commenced providing payroll services.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2024 and 2023. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

The Company has made the decision to change focus in their new home developments to better accommodate this growing trend. Currently 2 new multi-family developments, which represent a total count of 79 units, will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a third division of the Company, behind custom new homes and renovation/elevation projects.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2024 and 2023.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Revenue:
Construction contracts	$1,473,735	$1,104,466

Cost of construction contracts	1,240,320	651,444

Gross profit	233,415	453,022

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $0, respectively	331,717	295,434
Depreciation expense	-	1,575

Total operating expenses	331,717	297,009

Income (loss) from operations	(98,302)	156,013

Other income (expenses):
Interest expense	(19,050)	(55,597)
Total other income (expenses)	(19,050)	(55,597)

Net income (loss) before income taxes	(117,352	100,416
Provision for income taxes	(5,266)	-

Net income (loss)	$(122,618)	$986,231

Revenues

For the three months ended March 31, 2024 and 2023, revenues were $1,473,735 and $1,104,466 respectively.

The increase in revenue was due to ongoing property development.

Cost of Sales

For the three months ended March 31, 2024 and 2023,, cost of construction contracts were $1,240,320 and $651,444, respectively. The increase is due to the sale of property held for development, and it’s associated cost in 22024.

Operating Expenses

Operating expenses increased $34,708 from $297,009 in 2023 to $331,717 in 2024.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, our cash balance was $2,451,803 and $2,712,503, respectively, total assets were $9,957,640 and $10,108,509, respectively, and total current liabilities amounted to $3,183,928 and $3,317,179, respectively, including loans payable to related parties of $425,707 and $523,219, respectively. As of March 31, 2024 and December 31, 2023, the total stockholders’ equity was $615,647 and $633,265, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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
October 15, 2024
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

