Form 10-Q
period 2024-06-30
Dream Homes & Development Corp.
filed 2024-11-04
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of October 31, 2024 was 47,414,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash	$1,868,077	$2,712,503
Accounts receivable, net	144,917	202,507
Prepaid contract interest	332,362	332,362
Contract assets	106,872	53,005
Total current assets	2,452,228	3,300,377

PROPERTY AND EQUIPMENT, net	2,500	-

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	6,964,366	6,805,932
Other assets	19,600	-
Total assets	$9,440,894	$10,108,509

CURRENT LIABILITIES
Accounts payable and accrued expenses	$858,819	$537,972
Accrued interest	353,012	354,722
Deposits held	660,000	510,000
Contract liabilities	144,790	232,603
Loans payable-others	47,500	236,703
Note payable-line of credit	921,960	921,960
Loans payable to related parties	797,395	523,219
Total current liabilities	3,783,476	3,317,179

Long-term mortgages payable	5,785,618	6,158,065
Total liabilities	9,569,094	9,475,244

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2024 and December 31, 2023, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2024 and December 31, 2023, there are 47,414,493 and 40,414,493 shares outstanding, respectively	47,414	40,414
Additional paid-in capital	2,425,330	2,327,330
Accumulated deficit	(2,600,944)	(1,734,479)
Total stockholders’ equity (deficit)	(128,200)	633,265

Total liabilities and stockholders’ equity (deficit)	$9,440,894	$10,108,509

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

Revenue:
Construction contracts	$657,714	$706,669	$2,131,449	$1,811,135
Cost of construction contracts	1,139,498	475,304	2,379,818	1,126,748
Gross profit	(481,784)	231,365	(248,369)	684,387

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	193,693	242,598	525,410	538,032
Depreciation expense	-	1,575	-	3,150
Total operating expenses	193,693	244,173	525,410	541,182

Income (loss) from operations	(675,477)	(12,808)	(773,779)	143,205

Other income (expenses):
Interest expense	(68,370)	(25,450)	(87,420)	(81,047)
Total other income (expenses)	(68,370)	(25,450)	(87,420)	(81,047)

Net income (loss) before income taxes	(743,847)	(38,258)	(861,199)	62,158

Provision for income taxes	-	-	(5,266)	-

Net income (loss)	$(743,847)	$(38,258)	$(866,465)	$62,158

Basic and diluted income (loss) per common share	$(0.02)	$(0.00)	$(0.02)	$0.00

Weighted average common shares outstanding-basic and diluted	47,414,493	39,160,495	46,837,570	37,507,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

 (UNAUDITED)

	Common stock issued		Additional
	and to be issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844
Net income	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	35,824	2,240,120	(1,536,684)	739,260

Issuance of 4,590,000 common shares	4,590,000	4,590	87,210	-	91,800
Net loss	-	-	-	(38,258)	(38,258)
Balance at June 30, 2023	40,414,493	$40,414	$2,327,330	$(1,574,942)	$792,802

Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	105,000
Net loss	-	-	-	(122,618)	(122,618)
Balance at March 31, 2024	47,414,493	47,414	2,425,330	(1,857,097)	615,647

Net loss	-	-	-	(743,847)	(743,847)
Balance at June 30, 2024	47,414,493	$47,414	$2,425,330	$(2,600,944)	$(128,200)

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(866,465)	$62,158
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	-	3,150
Stock based compensation	-	91,800
Gain on debt settlement	(67,401)	-
Changes in operating assets and liabilities:
Accounts receivable	57,590	85,160
Prepaid fees-property held for development	-	(398,304)
Contract assets	(53,867)	145,469
Other assets	(19,600)	-
Accounts payable and accrued liabilities	319,137	360,733
Deposits held	150,000	-
Contract liabilities	(87,813)	(163,760)
Net cash used in operating activities	(568,419)	186,406

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(2,500)	-
Deposits and costs coincident to acquisition of land for development	(158,434)	(979,549)
Net cash used in investing activities	(160,934)	(979,549)

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	-	15,000
Proceeds from mortgages	-	1,350,000
Proceeds from loans payable-others	87,420	552,833
Payments on mortgages	(22,447)	(1,725,000)
Proceeds from loans payable to related parties	87,834	107,175
Proceeds from bank note	-	181,925
Payments on bank note	-	(196,500)
Repayments of loans payable-others	(209,222)	-
Repayments of loans payable to related parties	(58,658)	-
Net cash provided (used) by financing activities	(115,073)	285,433

NET INCREASE IN CASH	(844,426)	(507,710)
CASH BALANCE, BEGINNING OF PERIOD	2,712,503	525,389
CASH BALANCE, END OF PERIOD	$1,868,077	$17,679

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$7,000,000	$-
Issuance of 4,590,000 restricted common stock for compensation	$-	$91,800

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023

(Unaudited)

Note 1 - Significant Accounting Policies

Nature of Operations

Building on a history of over 2,000 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single and multi-family subdivisions as well as a leader in coastal new home and modular construction, elevation, Build to Lease and Improved Lots for Sale.

In addition to the coastal construction market, Dream Homes continues to pursue opportunities in new single and multi-family home construction, with 5 developments totaling 367 units in title, or under contract and in development. Dream Homes’ operations include the development and sale of residential communities, construction of single-family and multi-family homes, Build to Lease and the development and improvement of Finished Lots for Sale to national builders.

New trends in the real estate market that the Company is actively exploring include Build To Lease properties, as well as developing and improving building lots and developments to sell finished lots to national home builders. This focus and concentration on building both single and multi-family developments with the intention to lease or sell them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease and Improved Lots for sale developments, due to the perception that these 2 avenues are a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics, as well as the virtually unlimited demand for improved lots from national builders has spurred a large growth in these market segments.

The Company has made the decision to change focus to better accommodate these growing trends. Currently most of the Company’s new multi-family developments, have been or will be changed from Build For Sale to Build for Lease or Improved Lots for Sale. The Company may hold finished properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership, or sell improved lots to 3rd party purchasers. This strategy will become a very significant revenue stream for the Company and these avenues have become third & fourth divisions of the Company, behind new custom single family homes and renovation/elevation projects.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2024	December 31, 2023

Office equipment	$7,615	$5,115
Vehicles	60,772	60,772
Less: Accumulated depreciation	(65,887)	(65,887)

Property and Equipment- net	$2,500	$-

Depreciation expense for the six months ended June 30, 2024 and 2023 was $0 and $3,150 respectively.

3 - Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2024	December 31, 2023

Lacey Township, New Jersey, Pines property:
Cost to acquire property	1,583,012	1,583,012
Site engineering, permits, and other costs	825,997	809,245
Total Pines property	2,409,009	2,392,257

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	2,325,401	2,325,401
Autumn Run – Clayton – New Jersey – 62 units	1,329,125	1,329,125
Other	281,567	139,885
Total other deposits	4,555,357	4,413,675

Total	$6,964,366	$6,805,932

Properties currently owned and in the development stage

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company has been in title to this property and finalized an infrastructure and construction finance facility which closed on 3/31/23. This facility included refinancing the land debt, securing funding for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company began infrastructure work on the property in June of 2023, with land clearing completed and the site stabilized for soils erosion control. Sanitary sewer, water and drainage has been installed in the majority of the property.

The first 5 building pads have been compacted and completed.

Base paving has been completed and the entire site has been improved.

The vertical construction of Building 8 began in December of 2023. The vertical construction of Building 1 is scheduled to began in July of 2024.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

As of 6/30/24, 10 improved building pads have been sold to a national builder. An additional 10 improved building pads are scheduled to close within days of 6/30/24. See Note 10 “Subsequent Events” for additional information.

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

The site and infrastructure work for this development began in 2023 and will be completed in the 4th quarter of 2024.

Preliminary approval was granted in 2021 and final approval in 2023.

The Company has secured permanent funding to install infrastructure and vertical construction for this project in October of 2023 and has retired the previous land lender.

Site bonds, escrows and fees have been posted, with clearing having started in the 4th quarter of 2023.

As of this date, the property has been cleared, top soil removed, earth balance completed and sanitary sewer in process.

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

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to another builder.

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

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023. The Company is scheduled to be heard for final approvals in December of 2024.

The Company took title to this property in early September of 2023. It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease rental property.

Properties under Contract to Purchase and in Development

Summary

These new developments which the Company owns or is in contract to purchase represent a significant value in new construction or forward contracts that have been sold. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments.

Mortgages on Properties Held for Development:

	June 30, 2024	December 31, 2023
Edisto Loan Fund, LLC	$-	$
Lynx Asset Services, LLC	750,000		750,000
Karbar, LLC	-		350,000
Briney Ave LLC	1,879,553		1,900,000
Anchor Loans, LP	2,506,049		2,506,049
AC Development, LLC	326,479		328,479
AVB Development	323,537		323,537
Total mortgages payable	5,785,618		6,158,065
Less current portion	-		-
Long-term portion	$5,785,618		$6,158,065

During the six months ended June 30, 2024, a Company controlled by the CEO of the Company settled the mortgage loan with Karbar LLC.

4 - Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2024	December 31, 2023

Loan payable-Rich Pezzullo	$1,250	$24,000
Loan payable-Dream Homes, LTD	11,333	122,809
Loans payable to GPIL	701,310	376,410
Other related party loans	83,502	-
Total	$797,395	$525,219

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	June 30, 2024	December 31, 2023

Note payable-Chipman Trust	$47,500	$122,500
Note payable-LG Funding	-	15,040
Note payable-Channel Partners	-	99,163
Total	$47,500	$236,703

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

6 - Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Six months ended
	6/30/24	6/30/23

Expected tax at 21%	$(181,958)	$13,053
State income taxes, net of federal income tax benefit	5,266	-
Non-deductible stock-based compensation	-	19,278
Non-taxable loan forgiveness income	-
Change in valuation allowance/NOL carryforward	176,692	(32,331)
Provision for (benefit from) income taxes	$-	$-

7 - Commitments and Contingencies

Construction Contracts

As of June 30, 2024, the Company was committed under construction contracts outstanding with homeowners and investors with contract prices totaling $2,121,128, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey for a significant period of time. In May of 2020, the rent was increased to $2,500 per month and as of September of 2023, the monthly rental amount has increased to $3,000 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of June 30, 2024 and December 31, 2023, the outstanding principal balance was $921,960 and $921,960, respectively.

8 - Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Dream Homes Ltd. for its personnel operations.

For the three months ended June 30, 2023, the Company’s estimated share of DHL’s gross payroll and payroll taxes were $111,574.

Beginning in 2024, Shore Custom Homes Corp. (SCHC), a subsidiary of the Company, commenced providing payroll services.

9 - Stock Warrants

The Company has no outstanding warrants.

10 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and have the following notes and comments.

The mortgage outstanding with Briney Avenue LLC in the amount of $1,879,553 was retired on 7/14/24, and has no outstanding balance. Consequently, the adjusted Long-term portion of the Mortgages on Properties Held for Development will be reflected correctly in the Qtr 3 10Q as $3,906,065 instead of $5,785,618.

On July 1, 2024, the Company sold 10 improved building lots in its Berkeley Terrace project to a national builder.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended June 30, 2024 and 2023. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 2,000 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single and multi-family subdivisions as well as a leader in coastal new home and modular construction, elevation, Build to Lease and Improved Lots for Sale.

In addition to the coastal construction market, Dream Homes continues to pursue opportunities in new single and multi-family home construction, with 5 developments totaling 367 units in title, or under contract and in development. Dream Homes’ operations include the development and sale of residential communities, construction of single-family and multi-family homes, Build to Lease and the development and improvement of Finished Lots for Sale to national builders.

New trends in the real estate market that the Company is actively exploring include Build To Lease properties, as well as developing and improving building lots and developments to sell finished lots to national home builders. This focus and concentration on building both single and multi-family developments with the intention to lease or sell them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease and Improved Lots for sale developments, due to the perception that these 2 avenues are a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics, as well as the virtually unlimited demand for improved lots from national builders has spurred a large growth in these market segments.

The Company has made the decision to change focus to better accommodate these growing trends. Currently 2 new multi-family developments, which represent a total count of 79 units (of the 367 total units in title or under contract), will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a fourth division of the Company, behind Finished Lots for Sale, custom new homes and renovation/elevation projects.

In addition to the projects which the Company currently has under contract for development, improvement, Build to Lease, and Improved Lots for Sale, there are a number of properties which the Company has the ability to secure, whether through land contract or other types of options. These parcels represent significant additional opportunities for development, improvement, Build to Lease, and Improved Lots for Sale.

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business, until it represents a greater portion of the revenue. New home development, whether Build to Lease or Finished Lots for Sale has a much greater scalability and growth potential than custom homes or elevation/renovation work. Though the Company has enjoyed stable revenue in the renovation/elevation portion of the company, the new homes division continues to represent a greater percentage of total revenue.

Dream Homes’ operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, single and multi-family homes and new home Build to Lease and Improved Lots for Sale.

Due to the opportunities afforded by the market conditions, Dream Homes and Development Corporation will continue to pursue opportunities in the construction and real estate field, specifically in new home Build to Lease and Improved Lots for Sale.

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and six months ended June 30, 2024 and 2023.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2024 and 2023

(Unaudited)

Revenue:	2024	2023
Construction contracts	$657,714	$706,669

Cost of construction contracts	1,139,498	475,304

Gross profit	(481,784)	231,365

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	193,693	242,598
Depreciation expense	-	1,575

Total operating expenses	193,693	244,173

Income (loss) from operations	(675,477)	(12,808)

Other income (expenses):
Interest expense	(68,370)	(25,450)
Total other income (expenses)	(68,370)	(25,450)

Net income (loss) before income taxes	(743,847)	(38,258)
Provision for income taxes	-	-

Net income (loss)	$(743,847)	$(38,258)

Revenues

For the three months ended June 30, 2024 and 2023, revenues were $657,714 and $706,669 respectively.

The decrease in revenue was due to the timing ongoing property development.

Cost of Sales

For the three months ended June 30, 2024 and 2023,, cost of construction contracts were $1,139,498 and $475,304, respectively. The increase is due to the sale of property held for development, and its associated cost in 2024.

Operating Expenses

Operating expenses decreased $50,480 from $244,173 in 2023 to $193,693 in 2024, primarily due to stock based compensation of $91,800 in 2023.

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2024 and 2023

(Unaudited)

Revenue:	2024	2023
Construction contracts	$2,131,449	$1,811,135

Cost of construction contracts	2,379,818	1,126,748

Gross profit	(248,369)	684,387

Operating Expenses:
Selling, general and administrative, including stock based compensation of $91,800 and $0, respectively	525,410	538,032
Depreciation expense	-	3,150

Total operating expenses	525,410	541,182

Income (loss) from operations	(773,779)	143,205

Other income (expenses):
Interest expense	(87,420)	(81,047)
Total other income (expenses)	(87,420)	(81,047)

Net income (loss) before income taxes	(861,199)	62,158
Provision for income taxes	(5,266)	-

Net income (loss)	$(866,465)	$62,158

Revenues

For the six months ended June 30, 2024 and 2023, revenues were $2,131,449 and $1,811,135 respectively.

The increase in revenue was due to the timing of ongoing property development.

Cost of Sales

For the six months ended June 30, 2024 and 2023,, cost of construction contracts were $2,379,818 and $1,126,748, respectively. The increase is due to the sale of property held for development, and its associated cost in 2024.

Operating Expenses

Operating expenses decreased $15,772 from $541,182 in 2023 to $525,410 in 2024, primarily due to stock based compensation of $91,800 in 2023.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, our cash balance was $1,868,077 and $2,712,503, respectively, total current assets were $2,452,228 and $3,300,377, respectively, and total current liabilities amounted to $3,433,476 and $3,317,179, respectively, including loans payable to related parties of $447,395 and $523,219, respectively. As of June 30, 2024 and December 31, 2023, the total stockholders’ equity (deficit) was ($128,200) and $633,265, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, through its Shore Custom Homes Corp. subsidiary, is involved in several minor lawsuits in which it expects to prevail, The Company considers the substance of these claims to be of no merit.

Though the Company considers these lawsuits to be frivolous and without merit, it has chosen to disclose their existence in the interest of full transparency. In demonstration of its opposition to these awards, the Company is vigorously defending all cases and believes it shall prevail in court.

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
November 4, 2024
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

