Form 10-Q
period 2024-09-30
Dream Homes & Development Corp.
filed 2024-11-25
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of November 25, 2024 was 47,414,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash	$1,811,609	$2,712,503
Accounts receivable, net	155,119	202,507
Prepaid contract interest	332,362	332,362
Contract assets	107,124	53,005
Total current assets	2,406,214	3,300,377

PROPERTY AND EQUIPMENT, net	4,500	-

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	7,057,720	6,805,932
Other assets	70,975	-
Total assets	$9,541,609	$10,108,509

CURRENT LIABILITIES
Accounts payable and accrued expenses	$903,874	$537,972
Accrued interest	393,295	354,722
Deposits held	562,783	510,000
Contract liabilities	157,494	232,603
Mortgages payable	1,354,473	-
Loans payable-others	46,929	236,703
Note payable-line of credit	921,960	921,960
Loans payable to related parties	701,154	523,219
Total current liabilities	5,041,962	3,317,179

Long-term mortgages payable	2,430,561	6,158,065
Total liabilities	7,472,523	9,475,244

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of September 30, 2024 and December 31, 2023, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2024 and December 31, 2023, there are 47,414,493 and 40,414,493 shares outstanding, respectively	47,414	40,414
Additional paid-in capital	3,696,984	2,327,330
Accumulated deficit	(1,675,312)	(1,734,479)
Total stockholders’ equity	2,069,086	633,265

Total liabilities and stockholders’ equity	$9,541,609	$10,108,509

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

Revenue:
Construction contracts	$2,182,258	$1,644,071	$4,313,707	$3,455,206
Cost of construction contracts	760,912	944,466	3,140,730	2,071,214
Gross profit	1,421,346	699,605	1,172,977	1,383,992

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $91,800, respectively	106,938	154,942	632,348	692,974
Depreciation expense	-	1,575	-	4,725
Total operating expenses	106,938	156,517	632,348	697,699

Income from operations	1,314,408	543,088	540,629	686,293

Other income (expenses):
Interest expense	(40,283)	(20,120)	(127,703)	(101,167)
Loss on debt settlement	(348,493)	-	(348,493)
Total other income (expenses)	(388,776)	(20,120)	(476,196)	(101,167)

Income before income taxes	925,632	522,968	64,433	585,126

Provision for income taxes		-	(5,266)	-

Net income	$925,632	$522,968	$59,167	$585,126

Basic and diluted income (loss) per common share	$0.02	$0.01	$0.00	$0.01

Weighted average common shares outstanding-basic and diluted	47,414,493	40,414,493	47,031,281	39,394,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common stock issued		Additional
	and to be issued		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$638,844
Net income	-	-	-	100,416	100,416
Balance at March 31, 2023	35,824,493	35,824	2,240,120	(1,536,684)	739,260

Issuance of 4,590,000 common shares	4,590,000	4,590	87,210	-	91,800

Net loss	-	-	-	(38,258)	(38,258)
Balance at June 30, 2023	40,414,493	40,414	2,327,330	(1,574,942)	792,802

Net income	-	-	-	522,968	522,968
Balance at September 30, 2023	40,414,493	$40,414	$2,327,330	$(1,051,974)	$1,315,770

Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	105,000
Net loss	-	-	-	(122,618)	(122,618)
Balance at March 31, 2024	47,414,493	47,414	2,425,330	(1,857,097)	615,647

Net loss	-	-	-	(743,847)	(743,847)

Balance at June 30, 2024	47,414,493	$47,414	$2,425,330	$(2,600,944)	$(128,200)

Capital contribution	-	-	1,900,000	-	1,900,000
Distributions	-	-	(628,346)	-	(628,346)
Net income	-	-	-	925,632	925,632

Balance at September 30, 2024	47,414,493	$47,414	$3,696,984	$(1,675,312)	$2,069,086

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$59,167	$585,126
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	-	4,725
Stock based compensation	-	91,800
Gain on debt settlement	(67,401)	-
Changes in operating assets and liabilities:
Accounts receivable	47,388	34,889
Prepaid fees-property held for development	-	(610,796)
Contract assets	(54,119)	98,703
Other assets	(70,975)	-
Accounts payable and accrued liabilities	404,475	303,675
Deposits held	52,783	-
Contract liabilities	(75,109)	(201,148)
Net cash used in operating activities	296,209	306,974

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(4,500)	-
Deposits and costs coincident to acquisition of land for development	(251,788)	(3,363,698)
Net cash used in investing activities	(256,288)	(3,363,698)

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	-	13,300
Proceeds-payments, net, on acquisition of property held for development	-	2,065,120
Proceeds from loans payable-others	87,420	451,795
Proceeds from loans payable to related parties	12,593	180,515
Proceeds from bank note	-	107,175
Distributions	(628,346)	-
Payments on mortgage loans	(123,031)	-
Payments on bank note	-	(230,495)
Repayments of loans payable-others	(209,793)	-
Repayments of loans payable to related parties	(79,658)	-
Net cash provided (used) by financing activities	(940,815)	2,587,410

NET INCREASE IN CASH	(900,894)	(469,314)
CASH BALANCE, BEGINNING OF PERIOD	2,712,503	525,389
CASH BALANCE, END OF PERIOD	$1,811,609	$56,075

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$7,000,000	$-
Issuance of 4,590,000 restricted common stock for compensation	$-	$91,800

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2024 and 2023

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2024	December 31, 2023

Office equipment	$7,615	$5,115
Vehicles	62,772	60,772
Less: Accumulated depreciation	(65,887)	(65,887)

Property and Equipment- net	$4,500	$-

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0 and $4,725 respectively.

3 - Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2024	December 31, 2023

Lacey Township, New Jersey, Pines property:
Cost to acquire property	1,583,012	1,583,012
Site engineering, permits, and other costs	825,997	809,245
Total Pines property	2,409,009	2,392,257

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	619,264	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	2,319,411	2,325,401
Autumn Run – Clayton – New Jersey – 62 units	1,319,125	1,329,125
Other	380,911	139,885
Total other deposits	4,648,711	4,413,675

Total	$7,057,720	$6,805,932

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

The Company has sold two 10-unit building pad sites in 2024. Vertical construction of Building 8 began in December of 2023. The vertical construction of Building 1 began in July of 2024.

As of September 30, 2024, 20 improved building pads have been sold to a national builder.

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

As of this date, the property has been cleared, top soil removed, earth balance completed, sanitary sewer installed, water mains and laterals installed, on and off-site curb installed and base paving scheduled for prior to year end.

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

Properties under Contract to Purchase and in Development

The Company has signed a contract to obtain approvals, acquire and improve a 120 unit townhome property in Southern Ocean County. This property has been sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Summary

These new developments which the Company owns or is in contract to purchase represent a significant value in new construction or forward contracts that have been sold. This work will occur over the next 3-4 years and is in addition to the custom spot lot & elevation/renovation division of the business. Management is very positive about these new developments.

Mortgages on Properties Held for Development:

	September 30, 2024	December 31, 2023
Edisto Loan Fund, LLC	$-	$
Lynx Asset Services, LLC	750,000		750,000
Karbar, LLC	-		350,000
Briney Ave LLC	-		1,900,000
Anchor Loans, LP	2,385,018		2,506,049
AC Development, LLC	326,479		328,479
AVB Development	323,537		323,537
Total mortgages payable	3,785,034		6,158,065
Less current portion	1,354,473		-
Long-term portion	$2,430,561		$6,158,065

During the nine months ended September 30, 2024, a Company controlled by the CEO of the Company settled the mortgage loan with Karbar LLC.

4 - Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2024	December 31, 2023

Loan payable-Rich Pezzullo	$1,250	$24,000
Loan payable-Dream Homes, LTD	11,333	122,809
Loans payable to GPIL	682,310	376,410
Other related party loans	6,261	-
Total	$701,154	$523,219

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	September 30, 2024	December 31, 2023

Note payable-Chipman Trust	$47,500	$122,500
Note payable-LG Funding	-	15,040
Note payable-Channel Partners	-	99,163
Notes payable- other	(571)	-
Total	$46,929	$236,703

The above notes bear interest ranging from 12% to 15% per annum and are payable on demand. All notes are secured by real estate and/or personal and corporate obligations.

5 - Common Stock Issuances

In January 2024,, the Company issued 7,000,000 restricted shares for the forgiveness of loans to General Property Investments LLC., a related party, for $105,000 in forgiveness of debt.

On April 24, 2023, the Company issued 4,590,000 restricted common shares for compensation valued at $ 91,800.

6 - Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Nine months ended
	9/30/24	9/30/23

Expected tax at 21%	$12,425	$122,876
State income taxes, net of federal income tax benefit	5,266	-
Non-deductible stock-based compensation	-	19,278
Non-taxable loan forgiveness income	-
Change in valuation allowance/NOL carryforward	(17,691)	(142,154)
Provision for (benefit from) income taxes	$-	$-

7 - Commitments and Contingencies

Construction Contracts

As of September 30, 2024, the Company was committed under construction contracts outstanding with homeowners and investors with contract prices totaling $2,121,128, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey for a significant period of time. In May of 2020, the rent was increased to $2,500 per month and as of September of 2023, the monthly rental amount has increased to $3,000 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal was originally due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of September 30, 2024 and December 31, 2023, the outstanding principal balance was $921,960 and $921,960, respectively.

8 - Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Dream Homes Ltd. for its personnel operations.

For the three months ended September 30, 2023, the Company’s estimated share of DHL’s gross payroll and payroll taxes were $111,574.

Beginning in 2024, Shore Custom Homes Corp. (SCHC), a subsidiary of the Company, commenced providing payroll services.

9 - Stock Warrants

The Company has no outstanding warrants.

10 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and have no notes or comments.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Revenue:
Construction contracts	$2,182,258	$1,644,071

Cost of construction contracts	760,912	944,466

Gross profit	1,421,346	699,605

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and 91,800, respectively	106,938	154,942
Depreciation expense	-	1,575

Total operating expenses	106,938	156,517

Income (loss) from operations	1,314,408	543,088

Other income (expenses):
Interest expense	(40,283)	(20,120)
Loss on debt settlement	(348,493)	-
Total other income (expenses)	(388,776)	(20,120)

Net income before income taxes	925,632	522,968
Provision for income taxes	-	-

Net income	$925,632	$522,968

Revenues

For the three months ended September 30, 2024 and 2023, revenues were $2,182,258 and $1,644,071 respectively.

The increase in revenue was due to the timing of ongoing property development.

Cost of Sales

For the three months ended September 30, 2024 and 2023, cost of construction contracts were $760,912 and $944,466, respectively. The decrease is due to the sale of property held for development, and its associated cost in 2024.

Operating Expenses

Operating expenses decreased by $49,579 from $156,517 in 2023 to $106,938 in 2024, primarily due to stock based compensation of $91,800 in 2023.

Other Expenses

Other expenses increased by $368,656 from $20,120 in 2023 to $388,776 in 2024, primarily due to losses on debt settlements of $348,493 in 2024.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Revenue:
Construction contracts	$4,313,707	$3,455,206

Cost of construction contracts	3,140,730	2,071,214

Gross profit	1,172,977	1,383,992

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $91,800, respectively	632,348	692,974
Depreciation expense	-	4,725

Total operating expenses	632,348	697,699

Income from operations	540,629	686,293

Other income (expenses):
Interest expense	(127,703)	(101,167)
Loss on debt settlement	(348,493)
Total other income (expenses)	(476,196)	(101,167)

Income before income taxes	64,433	585,126
Provision for income taxes	(5,266)	-

Net income	$59,167	$585,126

Revenues

For the nine months ended September 30, 2024 and 2023, revenues were $4,313,707 and $3,455,206 respectively.

The increase in revenue was due to the timing of ongoing property development.

Cost of Sales

For the nine months ended September 30, 2024 and 2023,, cost of construction contracts were $3,140,730 and $2,071,214, respectively. The increase is due to the sale of property held for development, and its associated cost in 2024.

Operating Expenses

Operating expenses decreased by $65,351 from $697,699 in 2023 to $632,348 in 2024, primarily due to stock based compensation of $91,800 in 2023.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, our cash balance was $1,811,609 and $2,712,503, respectively, total current assets were $2,406,214 and $3,300,377, respectively, and total current liabilities amounted to $5,041,962 and $3,317,179, respectively, including loans payable to related parties of $701,154 and $523,219, respectively. As of September 30, 2024 and December 31, 2023, the total stockholders’ equity was $2,069,086 and $633,265, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

Though the Company considers these lawsuits to be frivolous, it has chosen to disclose their existence in the interest of full transparency. In demonstration of its opposition to these awards, the Company is vigorously defending all cases and believes it shall prevail in court.

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

9

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date:	Dream Homes & Development Corporation
November 25, 2024
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

