Form 10-K
period 2024-12-31
Dream Homes & Development Corp.
filed 2025-04-15
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 17, 2025

Common Stock, par value $0.001	47,414,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2024): None

CERTAIN DEFINITIONS

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

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial conditions may zdiffer, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1—Item 1A—Risk Factors.”

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

Overview & Nature of Operations

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

Dream Homes continues to pursue opportunities in new single and multi-family home construction, with 5 developments totaling 303 units in title, or under contract and in development. Dream Homes’ operations include the development and sale of residential communities, construction of single-family and multi-family homes, Build to Lease and the development and improvement of Finished Lots for Sale to national builders.

New trends in the real estate market that the Company is actively exploring include Build To Lease properties, as well as developing and improving building lots and developments to sell finished lots to national home builders. This focus and concentration on building both single and multi-family developments with the intention to lease or sell them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease and Improved Lots for sale developments, due to the perception that these two avenues are a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics, as well as the virtually unlimited demand for improved lots from national builders has spurred a large growth in these market segments.

The Company has made the decision to change focus to better accommodate these growing trends. Currently 2 new multi-family developments, which represent a total count of 79 units (of the 303 total units in title or under contract), will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a fourth division of the Company, behind Finished Lots for Sale, custom new homes and renovation/elevation projects.

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

Dream Homes’ operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, single and multi-family homes and new home Build to Lease and Improved Lots for Sale. Dream Homes will continue to pursue opportunities in these areas.

Our Competitive Strengths, Products and Services

The Company continues to focus on growing as a fully integrated real estate construction and development company specializing in the construction of townhouses, single-family homes and all types of residential properties, as well as the development and sale of approved and improved land.

The Company currently offers the following range of services and products: land development and approvals, infrastructure installation, new single and multi-family site-built and modular construction, engineering & structural design, soil studies, architectural and design/build capabilities, construction management services, general contracting of all residential single and multi-family construction, and management of home elevation projects. The Company offers comprehensive turn-key solutions, from site or architectural plan design through project completion, which gives it a competitive advantage over many other construction & development companies.

Marketing & Sales

The Company’s web site can be found at www.dreamhomesltd.com.

Concentrations

Currently the concentrations of the Company’s operations fall into 3 broad categories, as follows: New construction & development on single lots, renovation/elevation work, and new subdivisions for single and multi-family homes.

We evaluate each proposed property acquisition to determine the best path to take to maximize the potential return for that particular property. With new construction, our intention is to purchase either fully improved or at least fully approved properties. Fully approved properties includes those having all the entitlements and permits in hand, and as needed, to post performance guarantees and/or file subdivision maps, and/or proceed with infrastructure construction, such as utilities, roads and other site improvements. With new construction, we have adopted this business model to help reduce our exposure to the many risks and costs associated with land development.

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

In New Jersey, the most effective business model for residential development and construction is targeting the largest current and future segment of the home buying market, which is primarily first-time and move-up purchasers, as well as homeowners choosing to move or relocate due to retirement, life change or obsolescence of their existing property.

Our Markets

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

Employees

The company relies on certain administrative & payroll support for employees from a subsidiary company. That subsidiary provides payroll services that includes officers of the Company as well as employees and allocates payroll proportionately as required.

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

Valerie Jones, Senior VP and Board Secretary

Mark Sampson, Regional Construction Supervisor

Dave Shaheen, Esq., General Counsel, Real Estate

Christopher Dieterich, Esq., Director, Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Chairman and President: Dream Homes & Development Corp.’s senior executive and principal, Vincent C. Simonelli, has over 31 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corporation. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 2,000 residential dwellings in over 450 separate developments. Mr. Simonelli’s extensive knowledge of the developmental and approval process throughout New Jersey makes him uniquely qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

Richard Pezzullo, Director: Richard Pezzullo is a graduate of Cornell University and served 20 years in the US Army Reserve, attaining the rank of Major. He previously built Netcentric Computer Solutions, which provides Information Technology and CTO/CIO services and currently support over 15,000 workstations in 60 locations throughout the US, UK, Japan and Morocco.

Valerie Jones, Secretary and Senior VP: Valerie is responsible for the recruiting, hiring, supervision and the training of office and field staff. She is responsible for the development of policy and procedures as well as the implementation of company protocol. Valerie provides strategic leadership in all facets of human resource management, oversees the daily management of all accounting operations and maintains all customer contracts, vendor accounts and payroll service. Valerie has been an integral part of the company since 2011.

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

Facilities

The Company has occupied office space located in Forked River, New Jersey under a Lease Agreement for a significant period of time. In May of 2020, the rent was increased to $2,500 per month and as of September of 2023, the monthly rental amount has increased to $3,000 per month.

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

Although as noted above, the new homebuilding industry is very capital intensive, the elevation/renovation portion of our business should suffer little or no effect, since the primary source of funds for this type of project is private and client based. Elevation/renovation work is not subject to any great degree to the availability or lack thereof, of institutional capital. The Company may need to seek out loans from banks to finance these projects. As part of their financing agreements, the banks typically require Vincent Simonelli to personally guarantee these loans. If Mr. Simonelli cannot qualify as a guarantor and there is no one other than him in the Company to provide those guarantees, the financing of the deals may be adversely affected. The exact amount of funding required for each particular property is not clear at the present time but will be determined when full approvals have been obtained and the Company is prepared to take title for each individual property.

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

As of December 31, 2024, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. Our cybersecurity processes are managed by our Chief Executive Officer.

Item 2. Properties

Our corporate headquarters are located at 314 South Main Street, Forked River, NJ 08731.

Item 3. Legal Proceedings

To the knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

The Company, through one of its subsidiaries, is involved in several minor lawsuits in which it expects to prevail, The Company considers the substance of these claims to be of no merit.

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

All normal operations of the Company and its subsidiaries are continuing with no negative effect from these lawsuits.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock is currently traded on the OTC under the ticker symbol DREM.

As of December 31, 2024, there were 47,414,493 shares of common stock issued and outstanding held by approximately 77 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2024	December 31, 2023

Statements of Income:
Revenue	$4,972,827	$5,656,452
Gross profit	2,262,938	1,085,550
Income from operations	1,499,918	68,803
Net income (loss)	$875,966	$(97,379)
Basic and diluted income (loss) per common share	$0.02	$(.00)
Balance Sheet Data:
Cash	$1,054,046	$2,712,503
Total assets	11,521,321	10,108,509
Total liabilities	8,635,436	9,370,244
Total Stockholders’ equity	$2,885,885	$738,265

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

Dream Homes continues to pursue opportunities in new single and multi-family home construction, with 5 developments totaling 303 units in title, or under contract and in development. Dream Homes’ operations include the development and sale of residential communities, construction of single-family and multi-family homes, Build to Lease and the development and improvement of Finished Lots for Sale to national builders.

New trends in the real estate market that the Company is actively exploring include Build To Lease properties, as well as developing and improving building lots and developments to sell finished lots to national home builders. This focus and concentration on building both single and multi-family developments with the intention to lease or sell them immediately upon completion is being made in response to several factors. One factor is the extreme shortage of rental properties on the market, not only for first time homemakers, but for retirees, and young professionals who are unclear as to the intentions of settling in one location. The second factor is the overall lender and funding source preference to lend to Build To Lease and Improved Lots for sale developments, due to the perception that these two avenues are a safer investment over the long term. Finally, the extraordinary amount of interest from non-traditional sources such as pension and hedge funds, insurance companies and venture capital firms to purchase completed new For Lease developments at attractive metrics, as well as the virtually unlimited demand for improved lots from national builders has spurred a large growth in these market segments.

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

Dream Homes’ operations include the development and sale of a variety of residential communities, including construction of semi-custom homes, single and multi-family homes and new home Build to Lease and Improved Lots for Sale. Dream Homes will continue to pursue opportunities in these areas.

Properties currently owned and either improved or under construction

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company has been in title to this property since 2021 and finalized an infrastructure and construction finance facility which closed on 3/31/23. This facility included refinancing the land debt, securing funding for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company began infrastructure work on the property in June of 2023, with land clearing completed and the site stabilized for soils erosion control. Sanitary sewer, water and drainage has been installed on the entire property.

All building pads have been compacted and completed.

Base paving has been completed and the entire site has been fully improved.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

The Company sold two 10-unit building pad sites in 2024. A national builder began vertical construction of Building 8 began in December of 2023, and Building 1 began in July of 2024.

As of September 30, 2024, 20 improved building pads had closed title to the national builder.

The remaining buildable lots will close during 2025 and Q1 of 2026.

Subsequent event: Building Pad 6, comprised of 8 improved building pads, was sold and closed title on 1/24/25. At that time all underlying debt for this property was retired. 42 improved building pads are scheduled to close in the next 12 months.

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

The Company has secured permanent funding to install infrastructure and vertical construction for this project in October of 2023 and retired the previous debt.

Site bonds, escrows and fees have been posted for the property, with clearing having started in the 4th quarter of 2023.

The site improvements and infrastructure work for this development began in March of 2024 and was substantially completed in the 3rd quarter of 2024.

As of 12/31/24, the property has been cleared, top soil removed, earth balance completed, sanitary sewer installed, water mains and laterals installed, on and off-site curb installed and base paving completed.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

Subsequent event: Building Pad 1, comprised of 6 improved building pads, was sold and closed title on 1/24/25. 48 improved building pads are scheduled to close in the next 12 months.

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to a national builder.

Autumn Run – Gloucester County – 62 age-restricted manufactured housing units

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which has since been approved for 62 units of age-restricted manufactured housing. The property currently has final approvals.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023. The Company has since received final approvals.

The Company took title to this property in early September of 2023. It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease rental property.

Properties under Contract to Purchase and in Development

The Company has signed a contract to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Summary

These new developments which the Company owns or is in contract to purchase represent significant future earnings in new construction or forward contracts for improved building pads that have been pre-sold. This work will occur over the next 3-4 years and will occur in addition to the custom homes & elevation/renovation division of the business. Management is very positive about these new developments.

Additional Comment

The Company’s business model over the last year has been focused on increasing the new home and new development portion of our business. New home development has a much greater scalability and growth potential than custom home or elevation/renovation work, and will represent the majority of the Company’s revenue going forward.

Dream Homes will continue to pursue opportunities in the real estate field, specifically in new home construction, development approvals and sale of improved building lots.

The Company has also developed strong referral networks with 3 major modular manufacturing companies, from which a dependable and steady stream of leads and prospects is regularly received. Based on these associations, it is anticipated that the Custom Modular segment of the business will enjoy significant growth for the foreseeable future.

Since modular home manufacturers will not sell directly to the public, and will only sell to a licensed builder, manufacturers need dependable new home builders to refer their leads. The Company has proven itself to be a valuable trade partner for these 3 manufacturers and has received numerous prospects and leads, many of which regularly turn into contracts.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table is below.

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2024	Year ended December 31, 2023

Revenue:
Construction contracts	$4,972,827	$5,656,452

Cost of construction contracts	2,709,889	4,570,902

Gross profit	2,262,938	1,085,550

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $91,800, respectively	759,720	1,010,531
Depreciation expense	3,300	6,216

Total operating expenses	763,020	1,016,747

Income from operations	1,499,918	68,803

Other income (expenses):
Loan forgiveness	(300,504)	-
Interest expense	(82,375)	(166,182)
Other income	103,047	-
Total other income (expenses)	(279,832)	(166,182)

Income (loss) before income taxes	1,220,086	(97,379)
Provision for income taxes	(499,981)	-

Net income (loss)	875,966	(97,379)

Net income attributable to non-controlling interest	499,981	-

Net income (loss) attributable to Dream Homes and Development Corporation	$375,985	$(97,379)

Results of Operations - Comparison for the years ended December 31, 2024 and 2023

Revenues

For the years ended December 31, 2024 and December 31, 2023, net revenues were $4,972,827 as compared to $5,656,452 for the year ended December 31, 2022, resulting in a decrease in net revenues of $683,625. The decrease in sales was due to a greater concentration on land development, and the sale of improved building lots to national builders, which revenues were just accreting to earnings during this time. As of December 31, 2024 and 2023, all of our sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2024 and December 31, 2023, cost of construction contracts and sales were $2,709,889 as compared to $4,570,902, resulting in a decrease in cost of construction contracts of $1,861,013. The decrease was consistent with the decrease in revenues.

Operating Expenses

Operating expenses decreased $253,727 from $1,016,747 in 2023 to $763,020 in 2024. The decrease was primarily due to stock based compensation of $91,800 in 2023 as well as lower legal and professional expenses and selling, general and administration expenses.

Major selling, general and administrative expenses for the year ended December 31, 2024 of $763,020 include salary expense of $312,381, legal and professional fees of $181,701, insurance of $125,586, rent expense of $41,000 and other administrative expenses of $99,052.

Major selling, general and administrative expenses for the year ended December 31, 2023 of $1,016,747 include salary expense of $325,937, legal and professional fees of $260,206, vehicle expenses of $14,542, insurance of $108,377 , stock based compensation of $91,800, and rent expense of $39,000.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, our cash balance was $1,054,046 and $2,712,503, respectively, total assets were $16,097,358 and $10,108,509, respectively, and total current liabilities amounted to $4,760,826 and $3,317,179, respectively, including loans payable to related parties of $666,911 and $523,219, respectively. As of December 31, 2024 and 2023, the total stockholders’ equity was $8,393,632 and $633,265, respectively.

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

April 14, 2025

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$1,054,046	$2,712,503
Accounts receivable, net of allowance for doubtful accounts	142,595	202,507
Prepaid contract interest	-	332,362
Inventories	7,365,976	53,005
Total current assets	8,562,617	3,300,377

PROPERTY AND EQUIPMENT, net	115,786	-

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	2,830,018	6,805,932
Other assets	10,700	-

Total assets	$11,521,321	$10,108,509

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,112,291	$537,972
Accrued interest	354,722	354,722
Accrued taxes	338,854	-
Deposits held	1,135,714	510,000
Construction liabilities	104,859	232,603
Mortgages payable- current	1,012,538	-
Loans payable-others	44,607	236,703
Note payable-line of credit	921,960	921,960
Loans payable to related parties	666,991	523,219
Total current liabilities	5,692,536	3,317,179

Long-term mortgages payable	2,942,900	6,158,065
Total liabilities	8,635,436	9,475,244

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2024 and 2023, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2024 and 2023, there are 47,414,493 and 40,414,493 shares outstanding, respectively	47,414	40,414
Additional paid-in capital	3,696,984	2,327,330
Retained earnings (accumulated deficit)	(1,358,494)	(1,734,479)
Total stockholders’ equity attributable to Dream Homes and Development Corporation	2,385,904	633,265
Non-controlling interest	499,981	-
Total stockholders’ equity	2,885,885	633,265

Total liabilities and stockholders’ equity	$11,521,321	$10,108,509

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenue:
Construction contracts	$4,972,827	$5,656,452
Cost of construction contracts	2,709,889	4,570,902
Gross profit	2,262,938	1,085,550

Operating Expenses:
Selling, general and administrative	759,720	1,010,531
Depreciation expense	3,300	6,216
Total operating expenses	763,020	1,016,747

Income (loss) from operations	1,499,918	68,803

Other income (expenses):
Interest expense	(82,375)	(166,182)
Loss on debt settlement	(300,504)	-
Other income	103,047	-
Total other income (expenses)	(279,832)	(166,182)

Income (loss) before income taxes	1,220,086	(97,379)

Provision for income taxes	(344,120)	-

Net income (loss)	$875,966	$(97,379)

Net income attributable to non-controlling interest	499,981	-

Net income (loss) attributable to Dream Homes and Development Corporation	$375,985	$(97,379)

Basic and diluted income (loss) per common share	$0.02	$(0.00)

Weighted average common shares outstanding- basic and diluted	47,127,608	39,190,493

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common stock issued		Additional		Non
	and to be issued		Paid-in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2022	35,824,493	$35,824	$2,240,120	$(1,637,100)	$-	$638,844
Issuance of 4,590,000 restricted common shares for stock-based compensation valued at $91,800	4,590,000	4,590	87,210	-	-	91,800
Net income	-	-	-	(97,379)	-	(97,379)
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265

Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	-	105,000
Capital contribution	-	-	1,900,000	-	-	1,900,000
Distribution	-	-	(628,346)	-	-	(628,346)
Net income (loss)	-	-	-	375,985	499,981	875,966
Balance at December 31, 2024	47,414,493	$47,414	$3,696,984	$(1,358,494)	$499,981	$2,885,885

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$875,966	$(97,379)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	3,300	6,216
Stock based compensation	-	91,800
Loss on debt settlement	300,504	-
Changes in operating assets and liabilities:
Accounts receivable	59,912	10,501
Prepaid fees-property held for development	332,362	(332,362)
Inventories	(3,158,996)	203,553
Deposits	-	-
Other assets	(10,700)	-
Accounts payable and accrued liabilities	326,066	20,473
Deposits held	625,714	500,000
Construction liabilities	(127,744)	24,154
Net cash used in operating activities	(773,616)	426,956

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(119,086)	-
Deposits and costs coincident to acquisition of land for development	(178,061)	-
Net cash used in investing activities	(297,147)	-

FINANCING ACTIVITIES
Proceeds (payments) on note payable-line of credit	-	13,300
Proceeds from loans payable-others	89,520	236,703
Proceeds from loans payable to related parties	12,008	163,324
Proceeds from mortgages	1,416,898	1,839,331
Payments on mortgages	(1,148,143)	-
Distributions	(628,346)	-
Repayments on bank note	-	(492,500)
Repayments of loans payable-others	(214,215)	-
Repayments of loans payable to related parties	(115,416)	-
Net cash provided (used) by financing activities	(587,694)	1,760,158

NET INCREASE (DECREASE) IN CASH	(1,658,457)	2,187,114
CASH BALANCE, BEGINNING OF PERIOD	2,712,503	525,389
CASH BALANCE, END OF PERIOD	$1,054,046	$2,712,503

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$105,000	$-

Issuance of 4,590,000 restricted common stock for compensation	$-	$91,800

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

Note 1 - Significant Accounting Policies

Nature of Operations

 Dream Homes & Development Corporation is a regional builder and developer of new single and multi-family homes and subdivisions, as well as a market leader in real estate development. Operations include custom homes, Build to Lease, Build for Sale and Sale of Improved Lots to national builders.

History

Dream Homes & Development Corporation was originally incorporated as The Virtual Learning Company, Inc. (“Virtual Learning”) on January 6, 2009 as a Nevada corporation with 75,000,000 shares of capital stock authorized, of which 70,000,000 shares are common shares ($.001 par value), and 5,000,000 shares are preferred shares ($.001 par value).

On March 14, 2017, Virtual Learning changed its name to Dream Homes & Development Corporation (“DHDC”). DHDC maintains a web site at www.dreamhomesltd.com.

Principles of Consolidation

The consolidated financial statements include the accounts of DHDC and its wholly owned subsidiaries, partnerships and other entities which the Company has a controlling interest and variable interest entities in which the Company is deemed the primary beneficiary (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations:

At December 31, 2024, three customers comprised 50%, 23% and 12% of accounts receivable.

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

Recent Accounting Pronouncements

 In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

2 - Property and Equipment

 Property and equipment is summarized as follows:

	December 31, 2024	December 31, 2023
Office equipment	$38,615	$5,115
Vehicles	29,272	60,772
Model furnishings and improvements	117,086	-
Less: Accumulated depreciation	(69,187)	(65,887)

Property and Equipment- net	$115,786	$-

Depreciation expense for the years ended December 31, 2024 and 2023 was $3,300 and $6,216, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

 Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2024	December 31, 2023
Lacey Township, New Jersey, Pines property:
Cost to acquire property	$-	$1,583,012
Site engineering, permits, and other costs	-	809,245
Total Pines property	-	2,392,257

Other deposits:
Louis Avenue, Bayville, New Jersey-17 units	663,551	619,264
Berkeley Terrace – Bayville, New Jersey 70 units	-	2,325,401
Autumn Run – Clayton – New Jersey – 62 units	1,508,192	1,329,125
Other	658,275	139,885
Total other deposits	2,830,018	4,413,675

Total	$2,830,018	$6,805,932

Properties currently owned and either improved or under construction

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company has been in title to this property since 2021 and finalized an infrastructure and construction finance facility which closed on 3/31/23. This facility included refinancing the land debt, securing funding for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility is $4,670,000.

The Company began infrastructure work on the property in June of 2023, with land clearing completed and the site stabilized for soils erosion control. Sanitary sewer, water and drainage has been installed on the entire property.

All building pads have been compacted and completed.

Base paving has been completed and the entire site has been fully improved.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

The Company sold two 10-unit building pad sites in 2024. A national builder began vertical construction of Building 8 began in December of 2023, and Building 1 began in July of 2024.

As of September 30, 2024, 20 improved building pads had closed title to the national builder.

The remaining buildable lots will close during 2025 and Q1 of 2026.

Subsequent event: Building Pad 6, comprised of 8 improved building pads, was sold and closed title on 1/24/25. At that time all underlying debt for this property was retired. 42 improved building pads are scheduled to close in the next 12 months.

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

The Company has secured permanent funding to install infrastructure and vertical construction for this project in October of 2023 and retired the previous debt.

Site bonds, escrows and fees have been posted for the property, with clearing having started in the 4th quarter of 2023.

The site improvements and infrastructure work for this development began in March of 2024 and was substantially completed in the 3rd quarter of 2024.

As of 12/31/24, the property has been cleared, top soil removed, earth balance completed, sanitary sewer installed, water mains and laterals installed, on and off-site curb installed and base paving completed.

The Company has entered into an agreement with a national builder to deliver improved building sites for this project. It is in the Company’s opinion that the financial advantages inherent in the sale of a portion of the improved lots in this development outweigh the advantages of building and selling or leasing the entire development.

Subsequent event: Building Pad 1, comprised of 6 improved building pads, was sold and closed title on 1/24/25. 48 improved building pads are scheduled to close in the next 12 months.

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to a national builder.

Autumn Run – Gloucester County – 62 age-restricted manufactured housing units

On December 7, 2018, the Company signed a contract to purchase a property in Gloucester County, NJ, which has since been approved for 62 units of age-restricted manufactured housing. The property currently has final approvals.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023. The Company has since received final approvals.

The Company took title to this property in early September of 2023. It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease rental property.

Properties under Contract to Purchase and in Development

The Company has signed a contract to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Summary

These new developments which the Company owns or is in contract to purchase represent significant future earnings in new construction or forward contracts that have been pre-sold. This work will occur over the next 3-4 years and will occur in addition to the custom homes & elevation/renovation division of the business. Management is very positive about these new developments.

Mortgages on Properties Held for Development:

	December 31, 2024	December 31, 2023
Lynx Asset Services, LLC	$750,000	$750,000
Karbar, LLC	-	350,000
Briney Ave, LLC	-	1,900,000
Anchor Loans, LP-Berkeley and Lacey	2,555,422	2,506,049
AC Development, LLC	326,479	328,479
AVB Development	323,537	323,537
Total mortgages payable	3,955,438	6,158,065
Less current portion	1,012,538	-
Long-term portion	$2,942,900	$6,158,065

4-Loans Payable to Related Parties/Others

 Loans payable to related parties are summarized as follows:

	December 31, 2024	December 31, 2023

Loans payable-Rich Pezzullo	$-	$24,000
Loan payable-Dream Homes, LTD	4,706	122,809
Loans payable to GPIL	657,310	376,410
	4,975	-
Total	$666,991	$523,219

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

 Notes payable - others is summarized as follows:

	December 31, 2024	December 31, 2023

Note payable-Chipman Trust	$47,500	$122,500
Note payable-LG Funding	-	15,040
Note payable-MV Development LLC	-	-
Note payable-Channel Partners		99,163
Others	(2,893)
Total	$44,607	$236,703

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

The sources of the differences follow:

	Year ended December 31, 2024	Year ended December 31, 2023

Expected tax at 21%	$255,112	$(20,450
State income taxes, net of federal income tax benefit	(5,266)	(5,842)
Non-deductible stock-based compensation	-	19,278
Non-taxable loan forgiveness income	-	-
Change in valuation allowance/NOL carryforward	(12,649)	7,014
Provision for (benefit from) income taxes	$237,197	$-

7 - Commitments and Contingencies

Construction Contracts

As of December 31, 2024, the Company was committed under construction contracts outstanding with homeowners and national builders with contract prices totaling $14,958,275, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction, or from 12/31/24, whichever date is later. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Employment Agreements

The Company currently has no outstanding employment agreements.

Lease Agreements

The Company has occupied office space located in Forked River, New Jersey for a significant period of time. In May of 2020, the rent was increased to $2,500 per month and as of September of 2023, the monthly rental amount has increased to $3,000 per month.

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal was originally due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of December 31, 2024 and 2023, the outstanding principal balance was $921,960 and $921,960, respectively.

8 - Related Party Transactions

Dream Homes Ltd. allocated payroll

The Company formerly used the services of Dream Homes Ltd. for its personnel operations.

Beginning in 2024, payroll services and operations are being provided by another a subsidiary of the Company.

For the three months ended December 31, 2024, the Company’s estimated share of DHL’s gross payroll and payroll taxes were $111,574.

9 - Stock Warrants

The Company has no outstanding warrants.

10 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and they are as follows.

Subsequent event: From the Lacey Pines development, Building Pad 1, comprised of 6 improved building pads, was sold and closed title on 1/24/25. 48 improved building pads are scheduled to close in the next 12 months.

Subsequent event: From the Berkeley Terrace development, Building Pad 6, comprised of 8 improved building pads, was sold and closed title on 1/24/25. At that time all underlying debt for this property was retired. 42 improved building pads are scheduled to close in the next 12 months.

The Company issued 1,150,000 shares of common stock for services.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2024.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	59	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)
Christopher Dietrich, Esq.	78	SEC Council, Director
Richard Pezzullo	67	Director
Valerie Jones	54	Senior Vice-president, Board Secretary

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2024	$80,600	-0-	$		-0-	-0-	-0-	-0-	$
President, CEO	2023	$80,600	-0-		$155,000	$-0-	-0-	-0-	-0-		$233,000
and Treasurer

Valerie Jones	2024	$71,500	-0-	$		-0-	-0-	-0-	-0-
Secretary	2023	$63,700	-0-		$30,000	$18,127	-0-	-0-	-0-		$88,600

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by a subsidiary company.

CHANGE OF CONTROL

As of December 31, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2024 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	27,285,971, shares of common stock (1)	57.55%

Common Stock	Valerie Jones Secretary	1,980,000 shares of common stock	4.18%

Common Stock	Richard Pezzullo Director	668,000 shares of common stock	1.41%

Common Stock	Athena. Monahan*	3,000,0000 shares of common stock	6.33%

Common Stock	Roger L. Fidler Esq.	1,650,000 shares of common stock	3.48%

All officers and directors (3 persons)		29,933,971 shares of common stock	63.13%

The percent of class is based on 47,414,493 shares of common stock issued and outstanding as of December 31, 2024.

(1) Includes 3,509,996 shares owned by Dream Homes Ltd. (DHL) and 9,265,975 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Monahan, her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2024 and 2023, we incurred approximately $29,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2024	2023
Audit Fees	$29,500	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$29,500	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

10.1 (1)	Intellectual Property Purchase Agreement

10.2 (1)	Consulting Agreement with William Kazmierczach

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 15th, 2025	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

