Form 10-Q
period 2025-03-31
Dream Homes & Development Corp.
filed 2025-05-19
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of May 19, 2025 was 48,474,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$334,726	$1,054,046
Accounts receivable, net of allowance for doubtful accounts	164,960	142,595
Inventories	6,057,758	7,365,976
Total current assets	6,557,444	8,562,617

PROPERTY AND EQUIPMENT, net	109,997	115,786

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	2,886,034	2,830,018
Other assets	10,900	10,700

Total assets	$9,566,575	$11,521,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$855,227	$1,112,291
Accrued interest	354,722	354,722
Accrued taxes	420,409	338,854
Deposits held	983,333	1,135,714
Construction liabilities	34,525	104,859
Mortgages payable- current	-	1,012,538
Loans payable-others	44,607	44,607
Note payable-line of credit	921,960	921,960
Loans payable to related parties	650,591	666,991
Total current liabilities	4,265,374	5,692,536

Long-term mortgages payable	2,462,270	2,942,900
Total liabilities	6,727,644	8,635,436

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of March 31, 2025 and December 31, 2024, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of March 31, 2025 and December 31, 2024, there are 48,564,493 and 47,414,493 shares outstanding, respectively	48,564	47,414
Additional paid-in capital	3,483,786	3,696,984
Retained earnings (accumulated deficit)	(1,365,832)	(1,358,494)
Total stockholders’ equity attributable to Dream Homes and Development Corporation	2,166,518	2,385,904
Non-controlling interest	672,413	499,981
Total stockholders’ equity	2,838,931	2,885,885

Total liabilities and stockholders’ equity	$9,566,575	$11,521,321

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenue:
Construction contracts	$2,111,671	$1,473,735
Cost of construction contracts	1,633,264	1,240,320
Gross profit	478,407	233,415

Operating Expenses:
Selling, general and administrative	245,565	331,717
Depreciation expense	5,789	-
Total operating expenses	251,354	331,717

Income (loss) from operations	227,053	(98,302)

Other income (expenses):
Interest expense	(16,497)	(19,050)
Loss on debt settlement	(9,500)	-
Other income	45,593	-
Total other income (expenses)	19,596	(19,050)

Income (loss) before income taxes	246,649	(117,352)

Provision for income taxes	(81,555)	(5,266)

Net income (loss)	$165,094	$(122,618)

Net income attributable to non-controlling interest	172,432	-

Net income (loss) attributable to Dream Homes and Development Corporation	$(7,338)	$(122,618)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding-basic and diluted	47,992,271	46,260,647

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common stock issued and to be issued		Additional Paid-in	Accumulated	Non Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	-	105,000
Net income (loss)	-	-	-	(122,618)	-	(122,618)
Balance at March 31, 2024	47,414,493	$47,414	$2,425,330	$(1,857,097)	$-	$615,647

Balance at December 31, 2024	47,414,493	$47,414	$3,696,984	$(1,358,494)	$499,981	$2,885,885
Shares issued for services	1,150,000	1,150	24,150	-	-	25,300
Capital contribution	-	-	-	-	-	-
Distribution	-	-	(237,348)	-	-	(237,348)
Net income (loss)	-	-	-	(7,338)	172,432	165,094
Balance at March 31, 2025	48,564,493	$48,564	$3,483,786	$(1,365,832)	$672,413	$2,838,931

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$165,094	$(122,618)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	5,789	-
Stock based compensation	25,300	-
Loss on debt settlement	9,500	-
Changes in operating assets and liabilities:
Accounts receivable	(22,365)	37,104
Inventories	1,308,218	(48,792)
Other assets	(200)	(895)
Accounts payable and accrued liabilities	(185,009)	81,653
Deposits held	(152,381)	-
Construction liabilities	(70,334)	(61,195)
Net cash used in operating activities	1,083,612	(114,743)

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	-
Deposits and costs coincident to acquisition of land for development	(56,016)	(97,248)
Net cash used in investing activities	(56,016)	(97,248)

FINANCING ACTIVITIES
Proceeds from loans payable-others	-	19,050
Proceeds from loans payable to related parties	-	32,871
Proceeds from mortgages	18,328	-
Payments on mortgages	(1,511,496)	-
Distributions	(237,348)	-
Repayments of loans payable-others	-	(75,247)
Repayments of loans payable to related parties	(16,400)	(25,383)
Net cash provided (used) by financing activities	(1,746,916)	(48,709)

NET INCREASE (DECREASE) IN CASH	(719,320)	(260,700)
CASH BALANCE, BEGINNING OF PERIOD	1,054,046	2,712,503
CASH BALANCE, END OF PERIOD	$334,726	$2,451,803

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$-	$105,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

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

Concentrations:

At March 31, 2025, three customers comprised 44%, 20% and 13% of accounts receivable.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2025	December 31, 2024

Office equipment	$38,615	$38,615
Vehicles	29,272	29,272
Model furnishings and improvements	117,086	117,086
	184,973	184,973
Less: Accumulated depreciation	(74,976)	(69,187)

Property and Equipment- net	$109,997	$115,786

Depreciation expense for the three months ended March 31, 2025 and 2024 was $5,789 and $0 respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	March 31, 2025	December 31, 2024

Louis Avenue, Bayville, New Jersey-17 units	656,621	663,551
Autumn Run – Clayton – New Jersey – 62 units	1,566,618	1,508,192
Other	662,795	658,275
Total	$2,886,034	$2,830,018

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

Subsequent event: Building Pad 1, comprised of 12 improved building pads, was sold and closed title on 4/24/25.

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

Properties under Contract to Purchase and in Development

Southern Ocean 1: The Company has signed a contract to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Southern Ocean 2: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 120 unit townhome property (of which 100 units are market rate and 20 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in 2027, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2027.

Gloucester County: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 70 unit property in Gloucester County. This property will be developed as a manufactured home community.

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

4- Inventories

Inventories are summarized as follows:

	March 31, 2025	December 31, 2024

Berkeley Terrace	2,154,761	2,664,839
Lacey Pines	3,868,472	4,411,163
Venture – Construction in progress	-	45,000
Others	34,525	244,974
Total	$6,057,758	$7,365,976

5. Mortgages on Properties Held for Development:

	March 31, 2025	December 31, 2024
Lynx Asset Services, LLC	$750,000	$750,000
Anchor Loans, LP	1,062,254	2,555,422
AC Development, LLC	326,479	326,479
AVB Development	323,537	323,537
Total mortgages payable	2,462,270	3,955,438
Less current portion	-	1,012,538
Long-term portion	$2,462,270	$2,942,900

6-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	March 31, 2025	December 31, 2024

Loan payable-Dream Homes, LTD	$4,306	$4,706
Loans payable to GPIL	641,310	657,310
Other related party loans	4,975	4,975
Total	$650,591	$666,991

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	March 31, 2025	December 31, 2024

Note payable-Chipman Trust	$47,500	$47,500
Note payable-Channel Partners	(2,893)	(2,893)
Total	$44,607	$44,607

The above notes bear interest ranging from 12% to 15% per annum and are payable on demand. All notes are secured by real estate and/or personal and corporate obligations.

7 - Common Stock Issuances

In January 2025, the Company issued 1,150,000 restricted shares for services, valued at $25,300.

In January 2024, the Company issued 7,000,000 restricted shares for the forgiveness of loans to Dream Homes Ltd., a related party, for $105,000.

8 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Three months ended
	March 31, 2025	March 31, 2024

Expected tax at statutory rates	$73,965	$(25,750)
State income taxes, net of federal income tax benefit	-	5,266
Non-deductible stock-based compensation	7,590	-
Non-taxable loan forgiveness income	-	-
Change in valuation allowance/NOL carryforward	-	(20,484)
Provision for (benefit from) income taxes	$81,555	$-

9- Commitments and Contingencies

Construction Contracts

As of March 31, 2025, the Company was committed under construction contracts outstanding with homeowners and investors with contract prices totaling $2,457,623, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

Consulting Contracts

In March of 2025, the company entered into a consulting contract for the procurement of a use variance and full real estate approvals for a day spa located in central Ocean County. The company is being paid a monthly consulting fee to manage the development team and bring the property through approvals and will ultimately perform the site work, and construction of the buildings.

This agreement is scheduled to run through mid 2027.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of March 31, 2025 and December 31, 2024, the outstanding principal balance was $921,960 and $921,960, respectively.

10. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Dream Homes Ltd. for its personnel operations.

Beginning in 2024, payroll services and operations are being provided by another subsidiary of the Company.

For the three months ended March 31, 2025 the Company’s estimated share of DHL’s gross payroll and payroll taxes were $84,226.

11 - Stock Warrants

The Company has no outstanding warrants.

12 – Subsequent Events

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the three months ended March 31, 2025 and 2024. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2025 and 2024.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Revenue:
Construction contracts	$2,111,671	$1,473,735

Cost of construction contracts	1,633,264	1,240,320

Gross profit	478,407	233,415

Operating Expenses:
Selling, general and administrative, including stock based compensation of $25,300 and $0, respectively	245,564	331,717
Depreciation expense	5,789	-

Total operating expenses	251,353	331,717

Income (loss) from operations	227,054	(98,302)

Other income (expenses):
Interest expense	(16,497)	(19,050)
Loss on debt settlement	(9,500)	-
Other income	45,593	-
Total other income (expenses)	19,596	(19,050)

Net income (loss) before income taxes	246,650	(117,352)
Provision for income taxes	(81,555)	(5,266)

Net income (loss)	$165,095	$(122,618)

Revenues

For the three months ended March 31, 2025 and 2024, revenues were $2,111,671 and $1,473,735, respectively.

The increase in revenue was due to ongoing property development.

Cost of Sales

For the three months ended March 31, 2025 and 2024, cost of construction contracts were $1,633,264 and $1,240,320, respectively. The increase is due to the sale of property held for development, and its associated cost in 2025.

Operating Expenses

Operating expenses reduced by $80,363 from $331,717 in 2024 to $251,354 in 2025.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, our cash balance was $334,726 and $1,054,046, respectively, total assets were $9,566,575 and $11,521,321, respectively, and total current liabilities amounted to $4,265,374 and $5,692,536, respectively, including loans payable to related parties of $650,591 and $666,991, respectively. As of March 31, 2025 and December 31, 2024, the total stockholders’ equity was $48,564 and $47,414, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

8

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned; duly authorized.

Date:	Dream Homes & Development Corporation
May 19, 2025
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

