Form 10-Q
period 2025-06-30
Dream Homes & Development Corp.
filed 2025-08-27
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of August 19, 2025 was 48,564,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$341,222	$1,054,046
Accounts receivable, net of allowance for doubtful accounts	159,682	142,595
Inventories	5,511,770	7,365,976
Total current assets	6,012,674	8,562,617

PROPERTY AND EQUIPMENT, net	104,207	115,786

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	3,057,133	2,830,018
Other assets	10,900	10,700

Total assets	$9,187,114	$11,521,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$938,063	$1,112,291
Accrued interest	357,572	354,722
Accrued taxes	545,331	338,854
Deposits held	854,762	1,135,714
Construction liabilities	189,852	104,859
Mortgages payable- current	-	1,012,538
Loans payable-others	44,607	44,607
Note payable-line of credit	921,960	921,960
Loans payable to related parties	645,689	666,991
Total current liabilities	4,497,836	5,692,536

Long-term mortgages payable	2,571,919	2,942,900
Total liabilities	7,069,755	8,635,436

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of June 30, 2025 and December 31, 2024, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of June 30, 2025 and December 31, 2024, there are 48,564,493 and 47,414,493 shares outstanding, respectively	48,564	47,414
Additional paid-in capital	2,423,452	3,696,984
Retained earnings (accumulated deficit)	(1,293,241)	(1,358,494)
Total stockholders’ equity attributable to Dream Homes and Development Corporation	1,178,775	2,385,904
Non-controlling interest	938,584	499,981
Total stockholders’ equity	2,117,359	2,885,885

Total liabilities and stockholders’ equity	$9,187,114	$11,521,321

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue:
Construction contracts	$1,852,953	$657,714	$3,964,624	$2,131,449
Cost of construction contracts	1,091,221	1,139,498	2,724,485	2,379,818
Gross profit	761,732	(481,784)	1,240,139	(248,369)

Operating Expenses:
Selling, general and administrative	201,970	193,693	447,535	525,410
Depreciation expense	5,790	-	11,579	-
Total operating expenses	207,760	193,693	459,114	525,410

Income (loss) from operations	553,972	(675,477)	781,025	(773,779)

Other income (expenses):
Interest expense	(2,850)	(68,370)	(19,347)	(87,420)
Loss on debt settlement	(78,220)	-	(87,720)	-
Other income	(3,927)	-	41,666	-
Total other income (expenses)	(84,997)	(68,370)	(65,401)	(87,420)

Income (loss) before income taxes	468,975	(743,847)	715,624	(861,199)

Provision for income taxes	(130,213)		(211,768)	(5,266)

Net income (loss)	338,762	(743,847)	503,856	(866,465)

Net income attributable to non-controlling interest	266,171	-	438,603	-

Net income (loss) attributable to Dream Homes and Development Corporation	$72,591	$(743,847)	$65,253	$(866,465)

Basic and diluted income (loss) per common share	$0.01	$(0.02)	$0.01	$(0.02)

Weighted average common shares outstanding- basic and diluted	48,564,493	47,414,493	48,279,963	46,837,570

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common stock issued		Additional
	and to be issued		Paid-in	Accumulated	Non Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	-	105,000
Net income (loss)	-	-	-	(122,618)	-	(122,618)
Balance at March 31, 2024	$47,414,493	$47,414	$2,425,330	$(1,857,097)	$-	$615,647

Net income (loss)	-	-	-	(743,847)	-	(743,847)
Balance at June 30, 2024	47,414,493	$47,414	$2,425,330	$(2,600,944)	$-	$(128,200)

Balance at December 31, 2024	47,414,493	$47,414	$3,696,984	$(1,358,494)	$499,981	$2,885,885
Shares issued for services	1,150,000	1,150	24,150	-	-	25,300
Capital contribution	-	-	-	-	-	-
Distribution	-	-	(237,348)	-	-	(237,348)
Net income (loss)	-	-	-	(7,338)	172,432	165,094
Balance at March 31, 2025	48,564,493	48,564	3,483,786	(1,365,832)	672,413	2,838,931

Distribution	-	-	(1,060,334)	-	-	(1,060,334)
Net income (loss)	-	-	-	72,591	266,171	338,762
Balance at June 30, 2025	48,564,493	$48,564	$2,423,452	$(1,293,241)	$938,584	$2,117,359

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$503,856	$(866,465)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	11,579	-
Stock based compensation	25,300	-
Loss (gain) on debt settlement	87,720	(67,401)
Changes in operating assets and liabilities:
Accounts receivable	(17,087)	57,590
Inventories	1,854,206	(53,867)
Other assets	(200)	(19,600)
Accounts payable and accrued liabilities	(52,621)	319,137
Deposits held	(280,952)	150,000
Construction liabilities	84,993	(87,813)
Net cash used in operating activities	2,216,794	(568,419)

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(2,500)
Deposits and costs coincident to acquisition of land for development	(227,115)	(158,434)
Net cash used in investing activities	(227,115)	(160,934)

FINANCING ACTIVITIES
Proceeds from loans payable-others	-	87,420
Proceeds from loans payable to related parties	-	87,834
Proceeds from mortgages	127,977	-
Payments on mortgages	(1,511,496)	(22,447)
Distributions	(1,297,682)	-
Repayments of loans payable-others	-	(209,222)
Repayments of loans payable to related parties	(21,302)	(58,658)
Net cash provided (used) by financing activities	(2,702,503)	(115,073)

NET INCREASE (DECREASE) IN CASH	(712,824)	(844,426)
CASH BALANCE, BEGINNING OF PERIOD	1,054,046	2,712,503
CASH BALANCE, END OF PERIOD	$341,222	$1,868,077

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$-	$105,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2025 and 2024

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

Concentrations:

At June 30, 2025, three customers comprised 45%, 21% and 13% of accounts receivable.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2025	December 31, 2024

Office equipment	$38,615	$38,615
Vehicles	29,272	29,272
Model furnishings and improvements	117,086	117,086
	184,973	184,973
Less: Accumulated depreciation	(80,766)	(69,187)

Property and Equipment- net	$104,207	$115,786

Depreciation expense for the six months ended June 30, 2025 and 2024 was $11,579 and $0 respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 was $5,790 and $0 respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	June 30, 2025	December 31, 2024

Louis Avenue, Bayville, New Jersey-17 units	682,870	663,551
Autumn Run – Clayton – New Jersey – 62 units	1,601,625	1,508,192
Mathistown Rd- Little Egg Harbor, New Jersey	143,858	29,350
Other	628,780	628,925
Total	$3,057,133	$2,830,018

Properties currently owned and either improved or under construction

Berkeley Terrace – Bayville, NJ – 70 approved townhome units

The Company has been in title to this property since 2021 and finalized an infrastructure and construction finance facility which closed on 3/31/23. This facility included refinancing the land debt, securing funding for a large portion of the site construction, as well as funding the first building of 10 townhomes. The amount of the facility was $4,670,000.

The Company has retired the remaining debt in January of 2025 and the property currently has no debt.

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

The Company sold two 10-unit building pad sites in 2024 to a national builder. Vertical construction of Building 8 began in December of 2023, and Building 1 began in July of 2024.

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

Subsequent event: On July 3, 2025, the Company sold 12 improved building pads in the Berkeley Terrace development to a national builder. The gross sale was in the amount of $1,536,429 and will be reflected in Q3 income.

The remaining buildable lots will close during 2025 and Q1 of 2026.

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

The site improvements and infrastructure work for this development began in March of 2024 and were substantially completed in the 3rd quarter of 2024.

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

Subsequent event: On July 11, 2025, the Company sold 7 improved building pads in the Lacey Pines development to a national builder. The gross sale was in the amount of $893,473 and will be reflected in Q3 income.

As of 7/11/25, 41 improved building pads remained and are scheduled to close in the next 12 months.

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

The property has completed resolution compliance and is scheduled to begin clearing in September or October of 2025. Bonds and fees will be posted and site work will begin in the 4th quarter of 2025.

The company is scheduled to install base paving in the early part of the 2nd quarter of 2026.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to a national builder.

If the improved property has not been sold by the time site work has been completed, the Company will proceed to build the townhouse units and either sell or lease them.

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

The property has completed resolution compliance and is scheduled to begin clearing in September or October of 2025. Bonds and fees will be posted and site work will begin in the 4th quarter of 2025.

The company is scheduled to install base paving and finish the first model homes in the early part of the 2nd quarter -f 2026.

All homes should be sold by mid-2027 and income from land leases will be ongoing from that time.

Subsequent event: On August 14, 2025, the Company closed on a funding facility with Asset Based Lending for the Autumn Run manufactured home development. The total facility is in the amount of $13,600,000 and includes a refinance of the existing land debt, a percentage of the infrastructure/site development costs and a vertical construction facility for the entire development. As a result of this funding, the existing $750,000 mortgage with Lynx Assets has been retired.

The Company took title to this property in early September of 2023. It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease rental property.

Properties under Contract to Purchase and in Development

Southern Ocean 1: The Company signed a contract in mid-2024 to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

At this time, full submissions have been made to the Township, County, and local Municipal utilities authorities. A CAFRA permit has been submitted to the DEP and a full traffic study has been completed. The application has been deemed complete for public hearing and will be heard at the September 2025 planning board meeting.

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

4- Inventories

Inventories are summarized as follows:

	June 30, 2025	December 31, 2024

Berkeley Terrace	1,410,808	2,664,839
Lacey Pines	3,868,472	4,411,163
Others	232,490	289,974
Total	$5,511,770	$7,365,976

5. Mortgages on Properties Held for Development:

	June 30, 2025	December 31, 2024
Lynx Asset Services, LLC	$750,000	$750,000
Anchor Loans, LP	1,171,903	2,555,422
AC Development, LLC	326,479	326,479
AVB Development	323,537	323,537
Total mortgages payable	2,571,919	3,955,438
Less current portion	-	1,012,538
Long-term portion	$2,571,919	$2,942,900

6-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	June 30, 2025	December 31, 2024

Loan payable-Dream Homes, LTD	$15,164	$4,706
Loans payable to GPIL	625,550	657,310
Other related party loans	4,975	4,975
Total	$645,689	$666,991

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	June 30, 2025	December 31, 2024

Note payable-Chipman Trust	$47,500	$47,500
Note payable-Channel Partners	(2,893)	(2,893)
Total	$44,607	$44,607

The above notes bear interest ranging from 12% to 15% per annum and are payable on demand. All notes are secured by real estate and/or personal and corporate obligations.

7 - Common Stock Issuances

In January 2025, the Company issued 1,150,000 restricted shares for services, valued at $25,300.

In January 2024, the Company issued 7,000,000 restricted shares for the forgiveness of loans to General Property Investments LLC., a related party, for $105,000.

8 – Income Taxes

As a result of the Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018.

The sources of the differences follow:

	Six months ended
	June 30, 2025	June 30, 2024

Expected tax at statutory rates	$150,281	$(25,750)
State income taxes, net of federal income tax benefit	64,406	5,266
Non-deductible stock-based compensation	5,313	-
Non-taxable loan forgiveness income	-	-
Change in valuation allowance/NOL carryforward	-	(20,484)
Provision for (benefit from) income taxes	$220,000	$-

9- Commitments and Contingencies

Construction Contracts

As of June 30, 2025, the Company was committed under construction contracts outstanding with homeowners and investors with contract prices totaling $17,143,062, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of June 30, 2025 and December 31, 2024, the outstanding principal balance was $921,960 and $921,960, respectively.

10. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Shore Custom Homes Corp. (SCHC) personnel for its operations. For the six months ended June 30, 2025 and 2024, the Company’s estimated share of DHL’s gross payroll and payroll taxes include was $203,741.49 and $180,070.21, respectively. Beginning in 2024, a subsidiary of the Company commenced providing payroll services.

11 - Stock Warrants

The Company has no outstanding warrants.

12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and have the following notes and comments.

The Company several subsequent events that were considered material and required disclosure.

1.	On July 3, 2025, the Company sold 12 improved building pads in the Berkeley Terrace development to a national builder. The gross sale was in the amount of $1,536,429 and will be reflected in Q3 income.
2.	On July 11, 2025, the Company sold 7 improved building pads in the Lacey Pines development to a national builder. The gross sale was in the amount of $893,473 and will be reflected in Q3 income.
3.	On August 14, 2025, the Company closed on a funding facility with Asset Based Lending for the Autumn Run manufactured home development. The total facility is in the amount of $13,600,000 and includes a refinance of the existing land debt, a percentage of the infrastructure/site development costs and a vertical construction facility for the entire development. As a result of this funding, the existing $750,000 mortgage with Lynx Assets has been retired.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended June 30, 2025 and 2024. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

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

Dream Homes continues to pursue opportunities in new single and multi-family home construction, with 5 developments totaling 357 units in title, or under contract and in development. Dream Homes’ operations include the development and sale of residential communities, construction of single-family and multi-family homes, Build to Lease and the development and improvement of Finished Lots for Sale to national builders.

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

The Company has made the decision to change focus to better accommodate these growing trends. Currently 2 new multi-family developments, which represent a total count of 79 units (of the 357 total units in title or under contract), will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a fourth division of the Company, behind Finished Lots for Sale, custom new homes and renovation/elevation projects.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2025 and 2024.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Revenue:
Construction contracts	$1,852,953	$657,714

Cost of construction contracts	1,091,221	1,139,498

Gross profit	761,732	(481,784)

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $0, respectively	201,970	193,693
Depreciation expense	5,790	-

Total operating expenses	207,760	193,693

Income (loss) from operations	553,972	(675,477)

Other income (expenses):
Interest expense	(2,850)	(68,370)
Loss on debt settlement	(78,220)	-
Other income (expense)	(3,927)	-
Total other income (expenses)	(84,997)	(68,370)

Net income (loss) before income taxes	468,975	(743,847)
Provision for income taxes	(130,213)	-

Net income (loss)	$338,762	$(743,847)

Revenues

For the three months ended June 30, 2025 and 2024, revenues were $1,852,953 and $657,714, respectively.

The increase in revenue was due to ongoing property development.

Cost of Sales

For the three months ended June 30, 2025 and 2024, cost of construction contracts were $1,091,221 and $1,139,498, respectively. The increase is due to the sale of property held for development, and its associated cost in 2025.

Operating Expenses

Operating expenses increased $14,067 from $193,693 in 2024 to $207,760 in 2025.

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Revenue:
Construction contracts	$3,964,264	$2,131,449

Cost of construction contracts	2,724,485	2,379,818

Gross profit	1,240,139	(248,369)

Operating Expenses:
Selling, general and administrative, including stock based compensation of $25,300 and $0, respectively	447,535	525,410
Depreciation expense	11,579	-

Total operating expenses	459,114	525,410

Income (loss) from operations	781,025	(773,779)

Other income (expenses):
Interest expense	(19,347)	(87,420)
Loss on debt settlement	(87,720)	-
Other income (expense)	41,666	-
Total other income (expenses)	(65,401)	(87,420)

Net income (loss) before income taxes	715,624	(681,199)
Provision for income taxes	(211,768)	-

Net income (loss)	$503,856	$(681,199)

Revenues

For the six months ended June 30, 2025 and 2024, revenues were $3,964,264 and $2,131,449, respectively.

The increase in revenue was due to ongoing property development.

Cost of Sales

For the six months ended June 30, 2025 and 2024, cost of construction contracts were $2,724,485 and $2,379,818, respectively. The increase is due to the sale of property held for development, and its associated cost in 2025.

Operating Expenses

Operating expenses decreased $66,296 from $525,410 in 2024 to $459,114 in 2025.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, our cash balance was $341,222 and $1,054,046, respectively, total assets were $9,187,114 and $11,521,321, respectively, and total current liabilities amounted to $4,497,836 and $5,692,536, respectively, including loans payable to related parties of $645,689 and $666,991, respectively. As of June 30, 2025 and December 31, 2024, the total stockholders’ equity was $2,117,359 and $2,885,885, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

8

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
August 26, 2025
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

10