Form 10-Q
period 2025-09-30
Dream Homes & Development Corp.
filed 2025-11-13
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, as of November 13, 2025 was 48,564,493.

DREAM HOMES & DEVELOPMENT CORPORATION

2

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$463,087	$1,054,046
Accounts receivable, net of allowance for doubtful accounts	192,479	142,595
Inventories	5,460,941	7,365,976
Total current assets	6,116,507	8,562,617

PROPERTY AND EQUIPMENT, net	98,418	115,786

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	2,748,170	2,830,018
Prepaid contract interest	190,000	-
Other assets	10,900	10,700

Total assets	$9,166,195	$11,521,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$762,550	$1,112,291
Accrued interest	380,918	354,722
Accrued taxes	538,621	338,854
Deposits held	649,784	1,135,714
Construction liabilities	84,191	104,859
Mortgages payable- current	-	1,012,538
Loans payable-others	44,607	44,607
Note payable-line of credit	921,960	921,960
Loans payable to related parties	606,999	666,991
Total current liabilities	3,989,630	5,692,536

Long-term mortgages payable	2,647,479	2,942,900
Total liabilities	6,637,109	8,635,436

STOCKHOLDERS’ EQUITY
Preferred stock;5,000,000 shares authorized, $.001 par value, as of September 30, 2025 and December 31, 2024, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of September 30, 2025 and December 31, 2024, there are 48,564,493 and 47,414,493 shares outstanding, respectively	48,564	47,414
Additional paid-in capital	695,712	3,696,984
Retained earnings (accumulated deficit)	(990,991)	(1,358,494)
Total stockholders’ equity attributable to Dream Homes and Development Corporation	(246,715)	2,385,904
Non-controlling interest	2,775,801	499,981
Total stockholders’ equity	2,529,086	2,885,885

Total liabilities and stockholders’ equity	$9,166,195	$11,521,321

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue:
Construction contracts	$3,005,870	$2,182,258	$6,970,494	$4,313,707
Cost of construction contracts	627,536	760,912	3,352,021	3,140,730
Gross profit	2,378,334	1,421,346	3,618,473	1,172,977

Operating Expenses:
Selling, general and administrative	185,442	106,938	632,977	632,348
Depreciation expense	5,789	-	17,368	-
Total operating expenses	191,231	106,938	650,345	632,348

Income (loss) from operations	2,187,103	1,314,408	2,968,128	540,629

Other income (expenses):
Interest expense	(58,378)	(40,283)	(77,725)	(127,703)
Loss on debt settlement	(33,257)	(348,493)	(120,977)	(348,493)
Other income	(8,099)	-	33,567	-
Total other income (expenses)	(99,734)	(388,776)	(165,135)	(476,196)

Income (loss) before income taxes	2,087,369	925,632	2,802,993	64,433

Provision for income taxes	52,098	-	(159,670)	(5,266)

Net income (loss)	2,139,467	925,632	2,643,323	59,167

Net income attributable to non-controlling interest	1,837,217	-	2,275,820	-

Net income (loss) attributable to Dream Homes and Development Corporation	$302,250	$925,632	$367,503	$59,167

Basic and diluted income (loss) per common share	$0.04	$0.02	$0.05	$0.00

Weighted average common shares outstanding- basic and diluted	48,564,493	47,414,493	48,375,848	46,837,570

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common stock issued and to be issued		Additional Paid-in	Accumulated	Non Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	-	105,000
Net income (loss)	-	-	-	(122,618)	-	(122,618)
Balance at March 31, 2024	47,414,493	47,414	2,425,330	(1,857,097)	-	615,647

Net income (loss)	-	-	-	(743,847)	-	(743,847)
Balance at June 30, 2024	47,414,493	47,414	2,425,330	(2,600,944)	-	(128,200)

Capital contribution	-	-	1,900,000	-	-	1,900,000
Distribution	-	-	(628,346)	-	-	(628,346)
Net income (loss)	-	-	-	925,632	-	925,632
Balance at September 30, 2024	47,414,493	$47,414	$3,696,984	$(1,675,312)	$-	$2,069,086

Balance at December 31, 2024	47,414,493	$47,414	$3,696,984	$(1,358,494)	$499,981	$2,885,885
Shares issued for services	1,150,000	1,150	24,150	-	-	25,300
Capital contribution	-	-	-	-	-	-
Distribution	-	-	(237,348)	-	-	(237,348)
Net income (loss)	-	-	-	(7,338)	172,432	165,094
Balance at March 31, 2025	48,564,493	48,564	3,483,786	(1,365,832)	672,413	2,838,931

Distribution	-	-	(1,060,334)	-	-	(1,060,334)
Net income (loss)	-	-	-	72,591	266,171	338,762
Balance at June 30, 2025	48,564,493	$48,564	$2,423,452	$(1,293,241)	$938,584	$2,117,359

Distribution	-	-	(1,727,740)	-	-	(1,727,740)
Net income (loss)	-	-	-	302,250	1,837,217	2,139,467
Balance at September 30, 2025	48,564,493	$48,564	$695,712	$(990,991)	$2,775,801	$2,529,086

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$2,643,323	$59,167
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	17,368	-
Stock based compensation	25,300	-
Loss (gain) on debt settlement	120,977	(67,401)
Changes in operating assets and liabilities:
Accounts receivable	(49,884)	47,388
Inventories	2,376,945	(54,119)
Other assets	(200)	(70,975)
Accounts payable and accrued liabilities	(222,161)	404,475
Deposits held	(485,930)	52,783
Construction liabilities	(20,668)	(75,109)
Net cash used in operating activities	4,405,070	296,209

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	-	(4,500)
Deposits and costs coincident to acquisition of land for development	(390,062)	(251,788)
Net cash used in investing activities	(390,062)	(256,288)

FINANCING ACTIVITIES
Proceeds from loans payable-others	-	87,420
Proceeds from loans payable to related parties	10,858	12,593
Proceeds from mortgages	1,234,688	-
Payments on mortgages	(2,755,241)	(123,031)
Distributions	(3,025,422)	(628,346)
Repayments of loans payable-others	-	(209,793)
Repayments of loans payable to related parties	(70,850)	(79,658)
Net cash provided (used) by financing activities	(4,605,967)	(940,815)

NET INCREASE (DECREASE) IN CASH	(590,959)	(900,894)
CASH BALANCE, BEGINNING OF PERIOD	1,054,046	2,712,503
CASH BALANCE, END OF PERIOD	$463,087	$1,811,609

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$-	$105,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2025 and 2024

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

Principles of Consolidation

The consolidated financial statements include the accounts of DHDC and its wholly owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or variable interest entities for which we are the primary beneficiary. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations:

At September 30, 2025, two customers comprised 12% and 10% of accounts receivable.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2025	December 31, 2024

Office equipment	$38,615	$38,615
Vehicles	29,272	29,272
Model furnishings and improvements	117,086	117,086
	184,973	184,973
Less: Accumulated depreciation	(86,555)	(69,187)

Property and Equipment- net	$98,418	$115,786

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $17,368 and $0 respectively.

Depreciation expense for the three months ended September 30, 2025 and 2024 was $5,789 and $0 respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	September 30, 2025	December 31, 2024

Louis Avenue, Bayville, New Jersey-17 units	726,117	663,551
Autumn Run – Clayton – New Jersey – 62 units	1,835,368	1,508,192
Mathistown Rd- Little Egg Harbor, New Jersey	188,424	29,350
Other	3,261	628,925
Total	$2,748,170	$2,830,018

Properties currently owned and either improved or under construction

Berkeley Terrace / Cedar Creek Towns – Bayville, NJ – 70 approved townhome units

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

On July 3, 2025, the Company sold 12 improved building pads in the Berkeley Terrace development to a national builder. The gross sale was in the amount of $1,536,429.

Subsequent Event: On October 3, 2025, the Company sold 10 improved building pads in the Berkeley Terrace development to a national builder.

The remaining buildable lots will close during 2025 and Q1 of 2026.

It is expected that the final 8-unit building pad in the development will be sold to a third-party builder in January of 2026.

Lacey Township, New Jersey, “Lacey Pines”

Dream Homes currently owns a parcel approved for 68 new townhomes in Ocean County NJ, of which 54 are market rate units and 14 are affordable housing units. The Company acquired this property on June 29, 2021 and is currently in title.

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

On July 11, 2025, the Company sold 7 improved building pads in the Lacey Pines development to a national builder. The gross sale was in the amount of $893,473.

As of September 31, 2025, 47 improved building pads remained and are scheduled to close in the next 12 months.

Subsequent Event: On October 3, 2025, the Company sold 8 improved building pads in the Lacey Pines development to a national builder. 4 were market rate and 4 were affordable homes.

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

The property is in the process of resolution compliance and anticipates that clearing in the near term 2025. It is intended that bonds and fees will be posted and site work will begin in the 4th quarter of 2025.

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

As of this date, the Company is completing resolution compliance and intends to post performance bonds and begin clearing in December of 2025.

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

The property has completed resolution compliance and is scheduled to begin clearing in November of 2025. Bonds and fees will be posted and site work will begin in the 4th quarter of 2025 or early 2026.

The company is scheduled to install base paving and finish the first model homes in the early part of the 2nd quarter - 2026.

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

Properties under Contract to Purchase and in Development

Mathistown Commons: The Company signed a contract in mid-2024 to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

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

Subsequent event: The Company received Little Egg Harbor Preliminary Approvals for 80 market rate townhomes and 16 affordable condominiums on November 7, 2025.

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

4- Inventories

Inventories are summarized as follows:

	September 30, 2025	December 31, 2024

Berkeley Terrace	899,911	2,664,839
Lacey Pines	4,306,355	4,411,163
Others	254,675	289,974
Total	$5,460,941	$7,365,976

5. Mortgages on Properties Held for Development:

	September 30, 2025	December 31, 2024
ABL RPC Residential Credit Acquisition, LLC	$1,229,100	$-
Lynx Asset Services, LLC	-	750,000
Anchor Loans, LP	1,011,799	2,555,422
AC Development, LLC	326,479	326,479
AVB Development	323,537	323,537
Total mortgages payable	2,890,915	3,955,438
Less current portion	-	1,012,538
Less unamortized discount	243,436	-
Long-term portion	$2,647,479	$2,942,900

On August 14, 2025, the Company closed on a funding facility with Asset Based Lending for the Autumn Run manufactured home development. The total facility is in the amount of $13,600,000 and includes a refinance of the existing land debt, a percentage of the infrastructure/site development costs and a vertical construction facility for the entire development. As a result of this funding, the existing $750,000 mortgage with Lynx Assets has been retired. The new line carries and interest rate of 10.50% per annum and term of 2 years. At September 30, 2025, $1,229,100 was advanced under this facility.

The following summarizes the use of proceeds:

Proceeds	$1,229,100
Settlement charges	(266,030)
Interest reserve	(190,000)
Loan payoff	(762,437)
Cash received	$10,633

6-Notes Payable-Others/Loans Payable to Related Parties

Loans payable to related parties is summarized as follows:

	September 30, 2025	December 31, 2024

Loan payable-Dream Homes, LTD	$15,164	$4,706
Loans payable to GPIL	590,450	657,310
Other related party loans	1,385	4,975
Total	$609,999	$666,991

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	September 30, 2025	December 31, 2024

Note payable-Chipman Trust	$47,500	$47,500
Note payable-Channel Partners	(2,893)	(2,893)
Total	$44,607	$44,607

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

The sources of the differences follow:

	Nine months ended
	September 30, 2025	September 30, 2024

Expected tax at statutory rates	$108,050	$12,425
State income taxes, net of federal income tax benefit	46,307	5,266
Non-deductible stock-based compensation	5,313	-
Non-taxable loan forgiveness income	-	-
Change in valuation allowance/NOL carryforward	-	(12,425)
Provision for (benefit from) income taxes	$159,670	$5,266

9- Commitments and Contingencies

Construction Contracts

As of September 30, 2025, the Company was committed under construction contracts outstanding with homeowners and wholesale commercial buyers with contract prices totaling $17,143,062, which are being fulfilled in the ordinary course of business. None of these construction projects are expected to take over one year to complete from commencement of construction. The Company has no significant commitments with material suppliers or subcontractors that involve any sums of substance or of long-term duration at the date of issuance of these financial statements.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $921,960 and $921,960, respectively.

10. Related Party Transactions

Dream Homes Ltd. Allocated payroll

The Company formerly used the services of Shore Custom Homes Corp. (SCHC) personnel for its operations. For the six months ended September 30, 2025 and 2024, the Company’s estimated share of DHL’s gross payroll and payroll taxes include was $203,741.49 and $180,070.21, respectively. Beginning in 2024, a subsidiary of the Company commenced providing payroll services.

11 - Stock Warrants

The Company has no outstanding warrants.

12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and have the following notes and comments.

The Company received Little Egg Harbor Preliminary Approvals for 80 market rate townhomes and 16 affordable condominiums on November 7, 2025. The sale of improved building pads to a national builder should begin in late 2026 / early 2027 and if so, will accrete to 2027 earnings.

On October 3, 2025, the Company sold 8 improved building pads in the Lacey Pines development to a national builder. 4 were market rate and 4 were affordable homes.

On October 3, 2025, the Company sold 10 improved building pads in the Berkeley Terrace development to a national builder.

In October of 2025, the Company signed a Memorandum of Understanding with a private company to acquire the assets necessary for the manufacture of steel panels and building systems. The integration of this manufacturing process is intended to be a complement to the Company’s existing operations and offer additional opportunities to expand the existing businesses.

Assuming the due diligence process is satisfactory, the Company intends to close on this purchase in early 2026.

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

Use of Terms

The following discussion analyzes our financial condition and results of operations for the six months ended September 30, 2025 and 2024. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the operations of Dream Homes & Development Corporation (DHDC),

PLAN OF OPERATION

Overview

Building on a history of over 2,500 new homes built and over 400 elevation/renovation/addition projects since 1993, the management of Dream Homes & Development Corporation has positioned the company to emerge as a rapidly growing regional developer of new single and multi-family subdivisions as well as a leader in coastal new home and modular construction, elevation, Build to Lease and Improved Lots for Sale.

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

The Company has made the decision to change focus to better accommodate these growing trends. Currently 2 new multi-family developments, which represent a total of 79 units (of the 357 total units in title or under contract), will be changed from Build For Sale to Build for Lease. The Company intends to hold these properties upon completion and lease-up for an indeterminate period of time, and realize the rental income from ownership. This strategy will become a very significant revenue stream for the Company and will become a fourth division of the Company, behind Finished Lots for Sale, custom new homes and renovation/elevation projects.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2025 and 2024.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Revenue:
Construction contracts	$3,005,870	$2,182,258

Cost of construction contracts	627,536	760,912

Gross profit	2,378,334	1,421,346

Operating Expenses:
Selling, general and administrative, including stock based compensation of $0 and $0, respectively	185,442	106,938
Depreciation expense	5,789	-

Total operating expenses	191,231	106,938

Income (loss) from operations	2,187,103	1,314,408

Other income (expenses):
Interest expense	(58,378)	(40,283)
Loss on debt settlement	(33,257)	(348,493)
Other income (expense)	(8,099)	-
Total other income (expenses)	(99,734)	(388,776)

Net income (loss) before income taxes	2,087,369	925,632
Provision for income taxes	52,098	-

Net income (loss)	$2,139,467	$925,632

Revenues

For the three months ended September 30, 2025 and 2024, revenues were $3,005,870 and $2,182,258, respectively.

The increase in revenue was due to ongoing property development.

Cost of Sales

For the three months ended September 30, 2025 and 2024, cost of construction contracts were $627,536 and $760,912, respectively. The increase is due to the sale of property held for development, and its associated cost in 2025.

Operating Expenses

Operating expenses increased $84,293 from $106,938 in 2024 to $191,231 in 2025.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Revenue:
Construction contracts	$6,970,494	$4,313,707

Cost of construction contracts	3,352,021	3,140,730

Gross profit	3,618,473	1,172,977

Operating Expenses:
Selling, general and administrative, including stock based compensation of $25,300 and $0, respectively	632,977	632,348
Depreciation expense	17,368	-

Total operating expenses	650,345	632,348

Income (loss) from operations	2,968,128	540,629

Other income (expenses):
Interest expense	(77,725)	(127,703)
Loss on debt settlement	(120,977)	(348,493)
Other income (expense)	33,567	-
Total other income (expenses)	(165,135)	(476,196)

Net income (loss) before income taxes	2,802,993	64,433
Provision for income taxes	(159,670)	(5,266)

Net income (loss)	$2,643,323	$59,167

Revenues

For the nine months ended September 30, 2025 and 2024, revenues were $6,970,494 and $4,313,707, respectively.

The increase in revenue was due to ongoing sales of maturing properties, including the Lacey Pines and Berkeley Terrace/Cedar Creek developments.

Cost of Sales

For the nine months ended September 30, 2025 and 2024, cost of construction contracts were $3,352,021 and $3,140,730, respectively. The increase is due to continued latter-stage approval and improvement costs for property held for development, and those associated costs in 2025.

Operating Expenses

Operating expenses increased $17,997 from $632,348 in 2024 to $650,345 in 2025.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, our cash balance was $463,087 and $1,054,046, respectively, total assets were $9,166,195 and $11,521,321, respectively, and total current liabilities amounted to $3,989,630 and $5,692,536, respectively, including loans payable to related parties of $606,999 and $666,991, respectively. As of September 30, 2025 and December 31, 2024, the total stockholders’ equity was $2,529,086 and $2,885,885, respectively. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recently had two non-binding arbitration awards assessed against its subsidiary, Shore Custom Homes Corp. Though the Company considers these lawsuits to be frivolous and without merit, it has chosen to disclose their existence in the interest of full transparency. The Company intends to vigorously defend its position in court.

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
November 13, 2025
	By:	/s/ Vincent Simonelli
Vincent Simonelli
Chief Executive Officer and Chief Financial Officer

