Form 10-K
period 2025-12-31
Dream Homes & Development Corp.
filed 2026-04-17
CIK 1518336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 15, 2026

Common Stock, par value $0.001	48,564,493

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2025): None

CERTAIN DEFINITIONS

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

3

Explanatory Note:

This Annual Report on Form 10-K for the period ended December 31, 2025 has not been audited by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Valerie Jones, Senior VP and Board Secretary

Mark Sampson, Regional Construction Supervisor

Dave Shaheen, Esq., General Counsel, Real Estate

Christopher Dieterich, Esq., Director, Securities Counsel and overall moral authority figure

Vincent Simonelli, CEO, Chairman and President: Dream Homes & Development Corp.’s senior executive and principal, Vincent C. Simonelli, has over 33 years of active experience in real estate finance, development, construction and marketing. Currently, Mr. Simonelli is President and Chairman for Dream Homes & Development Corporation. Since 1993, Mr. Simonelli has developed, built and marketed over 200,000 square feet of commercial and over 2,500 residential dwellings in over 450 separate developments, as well as over 400 elevation/renovation/demo reconstruction projects. Mr. Simonelli’s extensive knowledge of the developmental and approval process throughout New Jersey makes him uniquely qualified to lead the Company in its real estate acquisition and development efforts. Mr. Simonelli attended Montclair State College, the NY Institute of Finance, and Ocean County College.

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

Our board is composed of three members, Vincent Simonelli, Christopher Deiterich & Richard Pezzullo. Mr. Simonelli and affiliated companies, current own or control 56.80% of the issued and outstanding common stock shares of Dream Homes & Development Corporation. Christopher Deiterich is the second board member, SEC counsel for the Company and an independent director. Mr. Pezzullo was previously an Information Technology professional for Dream Homes, but no longer serves in that capacity, though he remains as the third member of the board. The NASDAQ is the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a)(1) of Regulation S-K. An independent director means a person who is not an employee (or a relative of an employee), who has no material business relationship with the company, and is not a significant owner of the company’s shares. Due to our small size, the Company does not presently have a separately designated audit committee, compensation committee, or nominating committee.

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

As of December 31, 2025, our principal stockholders, directors, and executive officers and entities affiliated with them owned approximately 79.0 % of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

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

As of December 31, 2025, there were 48,564,493 shares of common stock issued and outstanding held by approximately 77 holders of record.

Item 6. Selected Financial Data

The following selected financial data has been derived from and should be read in conjunction with our financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

	December 31, 2025	December 31, 2024

Statements of Income:
Revenue	$10,069,769	$4,972,827
Gross profit	2,102,171	2,262,938
Income from operations	1,104,614	1,499,918
Net income (loss)	$748,997	$875,966
Basic and diluted income (loss) per common share	$0.02	$0.02
Balance Sheet Data:
Cash	$899,408	$1,054,046
Total assets	7,237,481	11,521,321
Total liabilities	5,520,155	8,635,436
Total Stockholders’ equity	$1,717,326	$2,885,885

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

Building Pad 6, comprised of 8 improved building pads, was sold and closed title on January 24, 2025. At that time all underlying debt for this property was retired. 42 improved building pads are scheduled to close in the next 12 months.

Building Pad 1, comprised of 12 improved building pads, was sold and closed title on April 24, 2025.

On July 3, 2025, the Company sold 12 improved building pads in the Berkeley Terrace development to a national builder.

On October 3, 2025, the Company sold 10 improved building pads in the Berkeley Terrace development to a national builder.

Subsequent event 1: The remaining 8 buildable lots were sold during the first quarter of 2026.

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

Building Pad 1, comprised of 6 improved building pads, was sold and closed title on January 24, 2025.

On July 11, 2025, the Company sold 7 improved building pads in the Lacey Pines development to a national builder..

On October 3, 2025, the Company sold 8 improved building pads in the Lacey Pines development to a national builder. 4 were market rate and 4 were affordable homes.

As of December 31, 2025, 25 improved building pads remained and are scheduled to close in the next 12 months.

Subsequent Event 5: During Q1 2026, 18 improved building pads were sold, leaving 11 remaining to be sold.

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

The company is scheduled to install base paving in the early part of the 3rd quarter of 2026.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to a national builder.

As of this date, the Company is completing resolution compliance and intends to post performance bonds, escrows and fees and begin clearing in Q1 2026.

If the improved property has not been sold by the time site work has been completed, the Company will proceed to build the townhouse units and either sell or lease them.

Subsequent Event 6: In February of 2026, all bonds, escrows and fees have been posted with the township and application was made for a clearing permit. It is anticipated that clearing will begin in April of 2026.

Freedom Estates (formerly Autumn Run) – Gloucester County – 62 age-restricted manufactured homes

This property has been approved completely for 62 units of age-restricted manufactured housing and is in the improvement stage.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023. The Company has since received final approvals.

On August 14, 2025, the Company closed on a funding facility with Asset Based Lending for this property. The total facility is in the amount of $13,600,000 and includes a refinance of the existing land debt, a percentage of the infrastructure/site development costs and a vertical construction facility for the entire development. As a result of this funding, the existing $750,000 mortgage with Lynx Assets has been retired.

Clearing operations began on the property in November of 2025 and were substantially completed in Q4 2025.

A bond estimate was requested in October 2025, and upon receipt, bonds, escrow and inspection and fees will be posted with the Township. Site work began in the 4th quarter of 2026.

The company is scheduled to install base paving and finish the first model homes in Q2 2026.

The first homes are projected to be delivered to retail buyers in Q3 & Q4 2026. All homes are projected to be sold by mid-2027

It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease property.

Income from land leases is projected to begin in late Q3 2026 and be ongoing from that time.

Subsequent Event 3: The earth balance portion of site work began in Q1 2026 and was substantially completed in April 2026.

Properties under Contract to Purchase and in Development

Southern Ocean 1: The Company signed a contract in mid-2024 to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

At this time, full submissions have been made to the Township, County, and local Municipal utilities authorities. A CAFRA permit has been submitted to the DEP and a full traffic study has been completed. The application was deemed complete for public hearing.

The Company received Little Egg Harbor Preliminary Approval for 80 market rate townhomes and 16 affordable condominiums at the November 7, 2025 planning board meeting.

The acquisition of the property should occur in Q4 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Subsequent Event 4: The CAFRA permit for this property was approved on 2/11/26. It is anticipated that application for final approvals will be made in early April, 2026.

Southern Ocean 2: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 98-unit townhome property (of which 82 units are Market Rate units and 16 are Affordable Housing units) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in late 2026 or early 2027, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2027.

Gloucester County 1: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 130-unit property in Gloucester County. This property will be developed as a manufactured home community, similar to the Freedom Estates development.

The Company has engaged civil, traffic, environmental, and planning engineers and professionals for feasibility studies, and intends to apply for a use variance in Q2 2026.

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

The Company has also developed strong referral networks with major modular and manufactured housing manufacturing companies, from which a dependable and steady stream of leads and prospects is regularly received. Based on these associations, it is anticipated that the Custom Modular segment of the business will enjoy significant growth for the foreseeable future.

Since modular home manufacturers will not sell directly to the public, and will only sell to a licensed builder, manufacturers need dependable new home builders to refer their leads. The Company has proven itself to be a valuable trade partner for these manufacturers and has received numerous prospects and leads, many of which regularly turn into contracts.

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

RESULTS OF OPERATIONS – DREAM HOMES & DEVELOPMENT CORPORATION

The summary of selected financial data table is below.

DREAM HOMES & DEVELOPMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2025	Year ended December 31, 2024

Revenue:
Construction contracts	$10,069,769	$4,972,827

Cost of construction contracts	7,967,598	2,709,889

Gross profit	2,102,171	2,262,938

Operating Expenses:
Selling, general and administrative, including stock based compensation of $25,300 and $0, respectively	973,975	759,720
Depreciation expense	23,582	3,300

Total operating expenses	997,557	763,020

Income from operations	1,104,614	1,499,918

Other income (expenses):
Loan forgiveness	(221,593)	(300,504)
Interest expense	(88,845)	(82,375)
Other income	42,665	103,047
Total other income (expenses)	(267,773)	(279,832)

Income before income taxes	836,841	1,220,086
Provision for income taxes	(87,844)	(344,120)

Net income	748,997	875,966

Net income attributable to non-controlling interest	330,726	499,981

Net income attributable to Dream Homes and Development Corporation	$418,271	$375,985

Results of Operations - Comparison for the years ended December 31, 2025 and 2024

Revenues

For the year ended December 31, 2025 net revenues were $10,069,769 as compared to $4,972,827 for the year ended December 31, 2024, resulting in a increase in net revenues of $5,096,942. The increase in sales was due to a greater concentration on land development, and the sale of improved building lots to national builders, which revenues were accreted to earnings during this time. As of December 31, 2025 and 2024, all sales were domestic.

Cost of Construction contracts and Sales

For the years ended December 31, 2025 and December 31, 2024, cost of construction contracts and sales were $7,967,598 as compared to $2,709,889, resulting in an increase in cost of construction contracts of $5,257,709. The increase was consistent with the increase in revenues.

Operating Expenses

Operating expenses increased $234,537 from $763,020 in 2024 to $997,557 in 2025. The increase was primarily due to stock based compensation of $25,300 in 2025 as well as an increase in salary expense attributable to increase in activity during 2025.

Major selling, general and administrative expenses for the year ended December 31, 2025 of $973,975 include salary expense of $632,412, legal and professional fees of $127,875, insurance of $43,289, rent expense of $48,682 and other administrative expenses of $96,417.

Major selling, general and administrative expenses for the year ended December 31, 2024 of $763,020 include salary expense of $312,381, legal and professional fees of $181,701, insurance of $125,586, rent expense of $41,000 and other administrative expenses of $99,052.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, our cash balance was $899,408 and $1,054,046, respectively, total assets were $7,237,481 and $11,521,321, respectively, and total current liabilities amounted to $3,358,271 and $5,692,536, respectively, including loans payable to related parties of $600,467 and $666,991, respectively. As of December 31, 2025 and 2024, the total stockholders’ equity was $1,717,326 and $2,885,885, respectively.

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

Item 8. Financial Statements and Supplementary Data

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$899,408	$1,054,046
Accounts receivable, net of allowance for doubtful accounts	149,855	142,595
Inventories	4,911,681	7,365,976
Total current assets	5,960,944	8,562,617

PROPERTY AND EQUIPMENT, net	117,695	115,786

OTHER ASSETS
Security deposit	2,200	2,200
Deposits and costs coincident to acquisition of land for development	943,922	2,830,018
Prepaid contract interest	190,000	-
Other assets	22,720	10,700

Total assets	$7,237,481	$11,521,321

CURRENT LIABILITIES
Accounts payable and accrued expenses	$640,798	$1,112,291
Accrued interest	414,632	354,722
Accrued taxes	460,315	338,854
Deposits held	363,492	1,135,714
Construction liabilities	-	104,859
Mortgages payable- current	-	1,012,538
Loans payable-others	36,607	44,607
Note payable-line of credit	841,960	921,960
Loans payable to related parties	926,946	666,991
Total current liabilities	3,684,750	5,692,536

Long-term mortgages payable	1,835,405	2,942,900
Total liabilities	5,520,155	8,635,436

STOCKHOLDERS’ EQUITY
Preferred stock; 5,000,000 shares authorized, $.001 par value, as of December 31, 2025 and 2024, there are no shares outstanding	-	-
Common stock; 70,000,000 shares authorized, $.001 par value, as of December 31, 2025 and 2024, there are 48,564,493 and 47,414,493 shares outstanding, respectively	48,564	47,414
Additional paid-in capital	2,533,664	3,696,984
Retained earnings (accumulated deficit)	(1,195,628)	(1,358,494)
Total stockholders’ equity attributable to Dream Homes and Development Corporation	1,386,600	2,385,904
Non-controlling interest	330,726	499,981
Total stockholders’ equity	1,717,326	2,885,885

Total liabilities and stockholders’ equity	$7,237,481	$11,521,321

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Years Ended
	December 31,
	2025	2024
Revenue:
Construction contracts	$10,069,769	$4,972,827
Cost of construction contracts	7,967,598	2,709,889
Gross profit	2,102,171	2,262,938

Operating Expenses:
Selling, general and administrative	973,975	759,720
Depreciation expense	23,582	3,300
Total operating expenses	997,557	763,020

Income (loss) from operations	1,104,614	1,499,918

Other income (expenses):
Interest expense	(88,845)	(82,375)
Loss on debt settlement	(221,593)	(300,504)
Other income	42,665	103,047
Total other income (expenses)	(267,773)	(279,832)

Income (loss) before income taxes	836,841	1,220,086

Provision for income taxes	(87,844)	(344,120)

Net income (loss)	$748,997	$875,966

Net income attributable to non-controlling interest	330,726	499,981

Net income (loss) attributable to Dream Homes and Development Corporation	$418,271	$375,985

Basic and diluted income (loss) per common share	$0.02	$0.02

Weighted average common shares outstanding-
basic and diluted	48,423,397	47,127,608

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

UNAUDITED

	Common stock issued		Additional		Non
	and to be issued		Paid-in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2023	40,414,493	$40,414	$2,327,330	$(1,734,479)	$-	$633,265
Shares issued for related party debt conversion	7,000,000	7,000	98,000	-	-	105,000
Capital contribution	-	-	1,900,000	-	-	1,900,000
Distribution	-	-	(628,346)	-	-	(628,346)
Net income	-	-	-	375,985	499,981	875,966
Balance at December 31, 2024	47,414,493	47,414	3,696,984	(1,358,494)	499,981	2,885,885

Shares issued for services	1,150,000	1,150	24,150	-	-	25,300
Capital contribution	-	-	25,142	-	-	25,142
Distribution	-	-	(1,212,612)	(255,405)	(499,981)	(1,967,998)
Net income (loss)	-	-	-	418,271	330,726	748,997
Balance at December 31, 2025	48,564,493	$48,564	$2,533,664	$(1,195,628)	$330,726	$1,717,326

The accompanying notes are an integral part of these financial statements.

DREAM HOMES AND DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$748,997	$875,966
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	23,582	3,300
Stock based compensation	25,300	-
Loss on debt settlement	120,977	300,504
Changes in operating assets and liabilities:
Accounts receivable	(7,260)	59,912
Prepaid fees-property held for development	-	332,362
Inventories	4,313,788	(3,158,996)
Other assets	(12,020)	(10,700)
Accounts payable and accrued liabilities	(388,505)	326,066
Deposits held	(772,222)	625,714
Construction liabilities	(104,859)	(127,744)
Net cash provided by (used in) operating activities	3,947,778	(773,616)

INVESTING ACTIVITIES
Purchase of office equipment and vehicles	(349)	(119,086)
Deposits and costs coincident to acquisition of land for development	26,603	(178,061)
Net cash used in investing activities	26,254	(297,147)

FINANCING ACTIVITIES
Proceeds from loans payable-others	-	89,520
Proceeds from loans payable to related parties	10,858	12,008
Proceeds from mortgages	1,268,215	1,416,898
Payments on mortgages	(3,600,842)	(1,148,143)
Distributions	(1,967,998)	(628,346)
Repayments on line of credit	(80,000)	-
Repayments of loans payable-others	(8,000)	(214,215)
Repayments of loans payable to related parties	249,097	(115,416)
Net cash provided (used) by financing activities	(4,128,670)	(587,694)

NET INCREASE (DECREASE) IN CASH	(154,638)	(1,658,457)
CASH BALANCE, BEGINNING OF YEAR	1,054,046	2,712,503
CASH BALANCE, END OF YEAR	$899,408	$1,054,046

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

Shares issued for related party debt conversion	$-	$105,000

The accompanying notes are an integral part of these financial statements.

DREAM HOMES & DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024 (UNAUDITED)

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

Concentrations:

At December 31, 2025, three customers comprised 45%, 21% and 14% of accounts receivable. At December 31, 2024, three customers comprised 50%, 23% and 12% of accounts receivable.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2025	December 31, 2024
Office equipment	$30,606	$38,615
Vehicles	29,272	29,272
Model furnishings and improvements	150,586	117,086
Less: Accumulated depreciation	(92,769)	(69,187)

Property and Equipment- net	$117,695	$115,786

Depreciation expense for the years ended December 31, 2025 and 2024 was $23,582 and $3,300, respectively.

3- Deposits and Costs Coincident to Acquisition of Land for Development

Deposits and costs coincident to acquisition of land for development are summarized as follows:

	December 31, 2025	December 31, 2024
Louis Avenue, Bayville, New Jersey-17 units	$737,419	$663,551
Mathistown Road	198,755	29,350
Other	7,748	628,925
Total other deposits	943,922	2,830,018

Total	$943,922	$2,830,018

Properties currently owned and either improved or under construction

Louis Avenue – Bayville, NJ – 17 townhome units

The Company was heard before the Berkeley Township Planning Board on October 3, 2020 and the planning board awarded preliminary approvals for 17 townhome units.

The Company acquired this property on August 4, 2021.

The Company received Final approvals on August 8, 2022.

The company is scheduled to install base paving in the early part of the 3rd quarter of 2026.

As of this date the Company is pursuing various options for the development of this property, including Build to Lease, sale of the approved parcel to another builder/developer, or sale of the improved parcel to a national builder.

As of this date, the Company is completing resolution compliance and intends to post performance bonds, escrows and fees and begin clearing in Q1 2026.

If the improved property has not been sold by the time site work has been completed, the Company will proceed to build the townhouse units and either sell or lease them.

Subsequent Event 6: In February of 2026, all bonds, escrows and fees have been posted with the township and application was made for a clearing permit. It is anticipated that clearing will begin in April of 2026.

Properties under Contract to Purchase and in Development

Southern Ocean 1: The Company signed a contract in mid-2024 to obtain approvals, acquire and improve a 96 unit townhome property (of which 80 units are market rate and 16 are Affordable Housing) in southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

At this time, full submissions have been made to the Township, County, and local Municipal utilities authorities. A CAFRA permit has been submitted to the DEP and a full traffic study has been completed. The application was deemed complete for public hearing.

The Company received Little Egg Harbor Preliminary Approval for 80 market rate townhomes and 16 affordable condominiums at the November 7, 2025 planning board meeting.

The acquisition of the property should occur in Q4 2026, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2026 / early 2027.

Subsequent Event 4: The CAFRA permit for this property was approved on 2/11/26. It is anticipated that application for final approvals will be made in early April, 2026.

Southern Ocean 2: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 98-unit townhome property (of which 82 units are Market Rate units and 16 are Affordable Housing units) in Southern Ocean County. This property has been pre-sold on an “as-improved” basis to a national builder.

The initial closing to acquire the property should occur in late 2026 or early 2027, with site improvements to begin shortly thereafter. The sale of improved building pads should begin in late 2027.

Gloucester County 1: The Company has signed a letter of intent and contract to obtain approvals, acquire and improve a 130-unit property in Gloucester County. This property will be developed as a manufactured home community, similar to the Freedom Estates development.

The Company has engaged civil, traffic, environmental, and planning engineers and professionals for feasibility studies, and intends to apply for a use variance in Q2 2026.

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

4- Inventories

Inventories are summarized as follows:

	December 31, 2025	December 31, 2024

Berkeley Terrace	$285,052	$2,664,839
Lacey Pines	2,512,460	4,411,163
Freedom Estates (formerly Autumn Run)	1,859,494	-
Others	254,675	289,974
Total	$4,911,681	$7,365,976

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

Building Pad 6, comprised of 8 improved building pads, was sold and closed title on January 24, 2025. At that time all underlying debt for this property was retired. 42 improved building pads are scheduled to close in the next 12 months.

Building Pad 1, comprised of 12 improved building pads, was sold and closed title on April 24, 2025.

On July 3, 2025, the Company sold 12 improved building pads in the Berkeley Terrace development to a national builder.

On October 3, 2025, the Company sold 10 improved building pads in the Berkeley Terrace development to a national builder.

Subsequent event 1: The remaining 8 buildable lots were sold during the first quarter of 2026.

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

Building Pad 1, comprised of 6 improved building pads, was sold and closed title on January 24, 2025.

On July 11, 2025, the Company sold 7 improved building pads in the Lacey Pines development to a national builder..

On October 3, 2025, the Company sold 8 improved building pads in the Lacey Pines development to a national builder. 4 were market rate and 4 were affordable homes.

As of December 31, 2025, 25 improved building pads remained and are scheduled to close in the next 12 months.

Subsequent Event 5: During Q1 2026, 18 improved building pads were sold, leaving 11 remaining to be sold.

Freedom Estates (formerly Autumn Run) – Gloucester County – 62 age-restricted manufactured homes

This property has been approved completely for 62 units of age-restricted manufactured housing and is in the improvement stage.

The application for a use variance was heard on May 24, 2021 and the variance was approved.

The Company applied for preliminary and final site plan approval and was heard at the April 2023 planning board meeting. Preliminary approval was granted, and the Company submitted for finals in the 4th quarter of 2023. The Company has since received final approvals.

On August 14, 2025, the Company closed on a funding facility with Asset Based Lending for this property. The total facility is in the amount of $13,600,000 and includes a refinance of the existing land debt, a percentage of the infrastructure/site development costs and a vertical construction facility for the entire development. As a result of this funding, the existing $750,000 mortgage with Lynx Assets has been retired.

Clearing operations began on the property in November of 2025 and were substantially completed in Q4 2025.

A bond estimate was requested in October 2025, and upon receipt, bonds, escrow and inspection and fees will be posted with the Township. Site work began in the 4th quarter of 2026.

The company is scheduled to install base paving and finish the first model homes in Q2 2026.

The first homes are projected to be delivered to retail buyers in Q3 & Q4 2026. All homes are projected to be sold by mid-2027

It is the Company’s intention to develop this property, sell the individual manufactured homes and continue to own and operate the development as a land lease property.

Income from land leases is projected to begin in late Q3 2026 and be ongoing from that time.

Subsequent Event 3: The earth balance portion of site work began in Q1 2026 and was substantially completed in April 2026.

5. Mortgages on Properties Held for Development:

Schedule Mortgages on Properties Held for Development

	December 31, 2025	December 31, 2024
ABL RPC Residential Credit Acquisition, LLC	$1,019,192	$-
Lynx Asset Services, LLC	-	750,000
Anchor Loans, LP	736,122	2,555,422
Note: See Subsequent Event 2 below. Retired.
AC Development, LLC	-	326,479
AVB Development	323,537	323,537
Total mortgages payable	2,078,841	3,955,438
Less current portion	-	1,012,538
Less unamortized discount	243,436	-
Long-term portion	$1,835,405	$2,942,900

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

The following summarizes the use of proceeds:

Proceeds	$1,229,100
Settlement charges	(266,030)
Interest reserve	(190,000)
Loan payoff	(762,437)
Cash received	$10,633

6-Loans Payable to Related Parties/Others

 Loans payable to related parties are summarized as follows:

	December 31, 2025	December 31, 2024

Loan payable-Dream Homes, LTD	$15,164	$4,706
Loans payable to GPIL	910,397	657,310
Other related party loans	1,385	4,975
Total	$926,946	$666,991

Advances from the loans bear interest at a rate of 12%, with interest being payable on demand.

Notes payable - others is summarized as follows:

	December 31, 2025	December 31, 2024

Note payable-Chipman Trust	$39,500	$47,500
Others	(2,893)	(2,893)
Total	$36,607	$44,607

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

The sources of the differences follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Expected tax at 21%	$109,312	$255,112
State income taxes, net of federal income tax benefit	-	(5,266)
Non-deductible stock-based compensation	-	-
Non-taxable loan forgiveness income	-	-
Change in valuation allowance/NOL carryforward	(21,468)	(12,649)
Provision for (benefit from) income taxes	$87,844	$237,197

Construction Contracts

As of December 31, 2025, the Company was committed under construction /development contracts outstanding with homeowners and wholesale commercial buyers with contract prices totaling $22,210,000, which are being fulfilled in the ordinary course of business.

Construction contracts outstanding with homeowners constitute less than 5% of the dollar value of the total contracts outstanding and are not expected to take over one year to complete from commencement of construction.

Contracts with wholesale commercial buyers for other construction projects are expected to take over one year to complete from commencement of construction. Approximately 95% of the total outstanding contracts will be completed from the current date through early 2028.

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

Line of Credit

On September 15, 2016, DHDC established a $500,000 line of credit with General Development Corp., a non-bank lender. On September 15, 2021, DHDC increased the existing line of credit from $500,000 to $1,000,000. Advances under the line bear interest at a rate of 12%, with interest being payable on demand. The outstanding principal is due and payable in 60 months. The line is secured by the guarantee of the Company as well as the personal guarantee of the Company’s Chief Executive Officer. The agreement to fund automatically renews on a yearly basis as long as interest payments are current or as agreed. To date, the Company has received several advances under the line of credit. As of December 31, 2025 and December 31, 2024, the outstanding principal balance was $841,960 and $921,960, respectively.

9 - Related Party Transactions

Dream Homes Ltd. allocated payroll

Beginning in 2024, payroll services and operations are being provided by a subsidiary of the Company.

For the three months ended December 31, 2024, the Company’s estimated share of gross payroll and payroll taxes was $111,574.

10 - Stock Warrants

The Company has no outstanding warrants.

11 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are scheduled to be filed and they are as follows.

Subsequent Event 1: The remaining 8 buildable lots at Berkeley Terrace were sold during the first quarter of 2026.

Subsequent Event 2: Lacey Pines LLC retired the balance of the outstanding mortgage to Anchor Loans, in the amount of $492,677, on March 26, 2026.

Subsequent Event 3: The earth balance portion of site work began in Q1 2026 and was substantially completed in April 2026.

Subsequent Event 4: The CAFRA permit for the Southern Ocean 1 development was approved on 2/11/26. It is anticipated that application for final approvals will be made in early April, 2026.

Subsequent Event 5: During Q1 2026, 18 improved building pads were sold, leaving 11 remaining to be sold.

Subsequent 6: In February of 2026, all bonds, escrows and fees were posted with the township and application was made for a clearing permit.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s President (“President”), the Company’s principal executive officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO, President and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of its internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was (a) the lack of a functioning audit committee, (b) there are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, (c) there is a lack of expertise with US generally accepted accounting principles and SEC rules and regulations for review of critical accounting areas and disclosures and material non-standard transactions and (d) lack of effective oversight during the financial close process resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by the Company’s management in connection with the review of its financial statements for the year ended December 31, 2025.

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

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vincent C. Simonelli	60	President, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)
Christopher Dietrich, Esq.	79	SEC Council, Director
Richard Pezzullo	68	Director
Valerie Jones	55	Senior Vice-president, Board Secretary

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

Summary Compensation Table

Name and Principal Position	Year	Salary (a) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vincent C. Simonelli	2025	$86,063	-0-	$6,943	-0-	-0-	-0-	-0-	$93,006
President, CEO	2024	$80,600	-0-	$-0-	$-0-	-0-	-0-	-0-	$80,600
and Treasurer

Valerie Jones	2025	$77,083	-0-	$2,200	-0-	-0-	-0-	-0-	$79,283
Secretary	2024	$71,500	-0-	$-0-	$-0-	-0-	-0-	-0-	$71,500

There are no current employment agreements between the company and its officers.

Note (a): These payroll amounts represent allocated payroll paid by a subsidiary company.

CHANGE OF CONTROL

As of December 31, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2025 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vincent Simonelli CEO & Director	27,601,546, shares of common stock (1)	56.83%

Common Stock	Valerie Jones Secretary	2,080,000 shares of common stock	4.28%

Common Stock	Richard Pezzullo Director	668,000 shares of common stock	1.38%

Common Stock	Athena. Monahan*	3,000,0000 shares of common stock	6.18%

Common Stock	Roger L. Fidler Esq.	1,650,000 shares of common stock	3.40%

All officers and directors (3 persons)		30,349,546 shares of common stock	62.49%

The percent of class is based on 48,564,493 shares of common stock issued and outstanding as of December 31, 2025.

(1) Includes 3,509,996 shares owned by Dream Homes Ltd. (DHL) and 9,265,975 shares owned by General Property Investments LLC (GPIL). Mr. Simonelli owns 80% of DHL and 100% of GPIL.

*Athena Monahan is the heir to the shares of Mr. Thomas Monahan, her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2025 and 2024, we incurred approximately $12,675 and $29,500 respectively in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	2025	2024
Audit Fees	$12,675	$29,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,675	$29,500

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this annual report.

Exhibits Number	Description

3.1 (1)	Certificate of Incorporation of The Virtual Learning Company, Inc.

3.2 (1)	By-laws of The Virtual Learning Company, Inc.

4.1 (1)	Sample Stock Certificate

*31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed.

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Homes & Development Corporation

Dated: April 17th, 2026	By:	/s/ Vincent Simonelli
Vincent Simonelli, President, Principal Executive and Financial and Accounting Officer

